Form 10-Q
period 1995-03-31
CAPSURE HOLDINGS CORP
filed 1995-05-12
CIK 73313

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________


           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1995

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-3565


                             CAPSURE HOLDINGS CORP.
             (Exact name of Registrant as specified in its Charter)


                       DELAWARE                                                           34-1010356
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification No.)

        TWO NORTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                                         60606
          (Address of principal executive offices)                                         (Zip Code)

                                 (312) 879-1900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     15,397,649 shares of Common Stock, $.05 par value as of April 28, 1995.

                     CAPSURE HOLDINGS CORP. AND SUBSIDIARIES



                                      INDEX



                                                                                                   Page
                                                                                                   ----

Part I.     Financial Information (Unaudited):

            Item 1.   Condensed Consolidated Financial Statements:

                      Consolidated Balance Sheets at March 31, 1995 and December 31, 1994.........   3

                      Consolidated Statements of Income for the Three Months Ended
                      March 31, 1995 and 1994.....................................................   4

                      Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 1995 and 1994.....................................................   5

                      Notes to Consolidated Financial Statements at March 31, 1995................   6

            Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................................   9

Part II.    Other Information:

            Item 6.   Exhibits and Reports on Form 8-K............................................  13



                     CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                 March 31,        December 31,
                                                                                                   1995                1994
                                                                                              ---------------    ----------------
                                              ASSETS
Invested assets and cash:
     Fixed maturities:
         At fair value (amortized cost: 1995 - $244,288; 1994 - $249,328)..................   $       236,362    $        235,625
         At amortized cost (fair value: 1995 - $14,443; 1994 - $10,326)....................            14,971              10,968
     Equity securities, at fair value (cost: 1995 - $28,290; 1994 - $29,774)...............            26,117              28,205
     Short-term investments, at cost which approximates fair value.........................            23,460              22,079
     Other investments, at fair value......................................................             3,935               4,890
     Cash..................................................................................             5,743               4,131
                                                                                              ---------------    ----------------
                                                                                                      310,588             305,898

Deferred policy acquisition costs..........................................................            26,863              25,150
Reinsurance receivable.....................................................................            39,929              39,582
Intangible assets, net of amortization.....................................................            17,328              18,031
Excess cost over net assets acquired, net of amortization..................................            83,485              84,099
Deferred income taxes, net of valuation allowance..........................................            52,560              54,205
Other assets...............................................................................            28,274              26,405
                                                                                              ---------------    ----------------
                                                                                              $       559,027    $        553,370
                                                                                              ===============    ================
                                           LIABILITIES
Reserves:
     Unpaid losses and loss adjustment expenses............................................   $       151,875    $        149,041
     Unearned premiums.....................................................................            80,887              76,630
                                                                                              ---------------    ----------------
                                                                                                      232,762             225,671

Reinsurance payable........................................................................             2,882               3,373
Long-term debt.............................................................................            59,000              71,000
Other liabilities..........................................................................            31,907              28,461
                                                                                              ---------------    ----------------
         Total liabilities.................................................................           326,551             328,505
                                                                                              ---------------    ----------------

Commitments and contingencies

                                      STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 5,000,000 shares authorized;
     none issued and outstanding...........................................................                 -                   -
Common stock, par value $.05 per share, 20,000,000 shares authorized;
     15,411,315 shares issued at March 31, 1995;
     15,407,815 shares issued at December 31, 1994.........................................               771                 770
Additional paid-in capital.................................................................           179,282             179,250
Retained earnings from August 1, 1986 (date of reorganization).............................            58,993              54,756
Unrealized loss on securities, net of deferred income taxes................................            (6,489)             (9,830)
Treasury stock, at cost (13,666 shares in 1995 and 1994)...................................               (81)                (81)
                                                                                              ---------------    ----------------
         Total stockholders' equity........................................................           232,476             224,865
                                                                                              ---------------    ----------------
                                                                                              $       559,027    $        553,370
                                                                                              ===============    ================


   The accompanying notes are an integral part of these financial statements.

                     CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                 -------------------------------
                                                                                                      1995              1994
                                                                                                 -------------     -------------
Revenues:
    Net earned premiums........................................................................  $      24,496     $      22,382
    Net investment income......................................................................          5,093             4,354
    Net investment gains (losses)..............................................................            (54)              369
    Other income...............................................................................              4                62
                                                                                                 -------------     -------------
                                                                                                        29,539            27,167
                                                                                                 -------------     -------------

Expenses:
    Net losses and loss adjustment expenses....................................................          5,375             5,995
    Net commissions, brokerage and other underwriting..........................................         14,358            12,414
    Interest expense...........................................................................          1,373             1,423
    Write-off of unamortized deferred loan fees................................................              -             1,556
    Amortization of goodwill and intangibles...................................................            925               815
    Other......................................................................................            540               357
                                                                                                 -------------     -------------
                                                                                                        22,571            22,560
                                                                                                 -------------     -------------

Income before income taxes.....................................................................          6,968             4,607
Income taxes...................................................................................          2,731             1,778
                                                                                                 -------------     -------------
Net income.....................................................................................  $       4,237     $       2,829
                                                                                                 =============     =============

Weighted average common and common equivalent shares outstanding...............................         15,394            15,043
                                                                                                 =============     =============

Earnings per common and common equivalent share................................................  $         .28     $         .19
                                                                                                 =============     =============


   The accompanying notes are an integral part of these financial statements.

                     CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          Three Months Ended
                                                                                                                March 31,
                                                                                                      --------------------------
                                                                                                          1995            1994
                                                                                                      ----------      ----------
OPERATING ACTIVITIES:
   Net income.....................................................................................    $    4,237      $    2,829
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization...............................................................         1,284           1,222
      Accretion of bond discount, net.............................................................          (794)           (683)
      Net investment (gains) losses...............................................................            54            (369)
   Changes in:
      Reserve for unpaid losses and loss adjustment expenses......................................         2,834           1,921
      Reserve for unearned premiums...............................................................         4,257           2,270
      Deferred income taxes, net..................................................................         1,645          (1,396)
      Other assets and liabilities................................................................        (2,013)          4,558
                                                                                                      ----------      ----------
Net cash provided by operating activities.........................................................        11,504          10,352
                                                                                                      ----------      ----------

INVESTING ACTIVITIES:
   Securities available-for-sale:
      Purchases - fixed maturities................................................................        (3,685)        (32,201)
      Sales - fixed maturities....................................................................         6,078           9,689
      Maturities - fixed maturities...............................................................         3,404           6,168
      Purchases - equity securities...............................................................             -          (8,746)
      Sales - equity securities...................................................................         1,243             223
   Securities held-to-maturity:
      Purchases - fixed maturities................................................................        (4,026)         (1,110)
   Change in short-term investments...............................................................        (1,381)         32,851
   Change in other investments....................................................................           955             119
   Capital expenditures, net......................................................................          (512)           (719)
                                                                                                      ----------      ----------
Net cash provided by investing activities.........................................................         2,076           6,274
                                                                                                      ----------      ----------

FINANCING ACTIVITIES:
   Proceeds from long-term debt...................................................................             -          68,000
   Principal payments on long-term debt...........................................................       (12,000)        (85,214)
   Exercise of options and warrants...............................................................            32               2
                                                                                                      ----------      ----------
Net cash used in financing activities.............................................................       (11,968)        (17,212)
                                                                                                      ----------      ----------

Increase (decrease) in cash.......................................................................         1,612            (586)
Cash at beginning of period.......................................................................         4,131           3,280
                                                                                                      ----------      ----------
Cash at end of period.............................................................................    $    5,743      $    2,694
                                                                                                      ==========      ==========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest....................................................................................    $    1,404      $    1,203
      Income taxes, net of refunds................................................................    $       51      $       55


   The accompanying notes are an integral part of these financial statements.

                     CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Capsure Holdings Corp.'s ("Capsure" or the "Company") 1994 Annual Report on Form 10-K. The following Notes to the Consolidated Financial Statements highlight significant changes to the Notes included in the 1994 Annual Report on Form 10-K and such interim disclosures as required by the Securities and Exchange Commission. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 1994 Consolidated Financial Statements to conform with the presentation in the 1995 Consolidated Financial Statements.

2.   ACQUISITIONS

     On September 22, 1994, Capsure, through its wholly owned subsidiary, Capsure Financial Group, Inc. ("CFG"), acquired all of the outstanding common stock of Universal Surety Holding Corp. ("USHC"), the parent company of Universal Surety of America.

     The following pro forma financial information has been prepared as if the acquisition of USHC had been consummated on January 1, 1993, at the same purchase price, with the consolidated results of operations being adjusted for the effects of the transaction in the same manner as subsequent to the acquisition. In management's opinion, the pro forma financial information is not indicative of results of operations that may have occurred had the acquisition taken place on January 1, 1993, or of future results of operations of the combined companies under the ownership and management of the Company. In the following table, the amounts are in thousands except per share amounts:

                                                                           Pro Forma for the Three Months
                                                                                Ended March 31, 1994
                                                                           ------------------------------
                Revenues ..............................................             $    30,247
                Net income ............................................             $     2,933
                Net income per common share ...........................             $       .19

3.   INVESTMENTS

     The amortized cost and estimated fair value of investments at March 31, 1995 were as follows (dollars in thousands):


                                                                 Amortized        Gross           Gross        Estimated
                                                                   Cost        Unrealized      Unrealized        Fair
                                                                  or Cost         Gains           Losses         Value
                                                              --------------   -----------   ------------     ------------
Available-For-Sale Securities
Fixed maturities:
U.S. Treasury securities and obligations of
   U.S. Government corporations and agencies:
  U.S. Treasury notes.....................................    $        3,317   $        23   $         (1)    $      3,339
  Collateralized mortgage obligations.....................           116,411           133         (5,872)         110,672
  Mortgage pass-through securities........................            43,624            81           (954)          42,751
Debt securities of foreign governments....................                 5             -              -                5
Obligations of states and political subdivisions..........            15,419             8           (276)          15,151
Corporate bonds...........................................             1,974            18            (62)           1,930
Other collateralized mortgage obligations.................             5,779            97            (77)           5,799
Asset-backed securities:
  Second mortgages/home equity loans......................            32,610           250           (557)          32,303
  Credit card receivables.................................             4,000            20              -            4,020
  Automobile loans........................................             7,060           127           (600)           6,587
  Other underlying assets.................................            14,089            49           (333)          13,805
                                                              --------------   -----------   ------------     ------------
                                                                     244,288           806         (8,732)         236,362
Equity securities.........................................            26,244           164         (2,390)          24,018
                                                              --------------   -----------   ------------     ------------
     Total available-for-sale securities..................    $      270,532   $       970   $    (11,122)    $    260,380
                                                              ==============   ===========   ============     ============

Held-To-Maturity Securities
Fixed maturities - U.S. Government
   treasury securities....................................    $       14,971   $       100   $       (628)    $     14,443
                                                              ==============   ===========   ============     ============

Trading Securities
Equity securities.........................................    $        2,046   $       130   $        (77)    $      2,099
                                                              ==============   ===========   ============     ============

4.   REINSURANCE

     The effect of reinsurance on premiums written and earned for the three months ended March 31, 1995 and 1994 was as follows (dollars in thousands):

                                                                         1995                              1994
                                                              ---------------------------      ---------------------------
                                                                Written          Earned          Written          Earned
                                                              -----------     -----------      -----------     -----------
     Direct..............................................     $    31,625     $    27,779      $    27,273     $    24,987
     Assumed.............................................             172             282               59             180
     Ceded...............................................          (4,202)         (3,565)          (2,620)         (2,785)
                                                              -----------     -----------      -----------     ----------
     Net premiums........................................     $    27,595     $    24,496      $    24,712     $    22,382
                                                              ===========     ===========      ===========     ===========

     The effect of reinsurance on losses and loss adjustment expenses incurred for the three months ended March 31, 1995 and 1994 was as follows (dollars in thousands):

                                                                                 1995              1994
                                                                              -----------      -----------
     Gross losses and loss adjustment expenses ...........................    $     6,921      $     7,113
     Reinsurance recoveries...............................................         (1,546)          (1,118)
                                                                              -----------      -----------
     Net losses and loss adjustment expenses .............................    $     5,375      $     5,995
                                                                              ===========      ===========

                     CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 1995


GENERAL

     The following is a discussion and analysis of the operating results, financial condition, liquidity, and capital resources of Capsure Holdings Corp. and subsidiaries ("Capsure" or the "Company") for the three months ended March 31, 1995 compared to the corresponding period in 1994.

     The Company operates in the property and casualty insurance business through its subsidiaries, Western Surety Company ("Western Surety"), acquired in August 1992, United Capitol Insurance Company ("United Capitol"), acquired in February 1990, and Universal Surety of America ("Universal Surety"), acquired in September 1994.

RESULTS OF OPERATIONS

     The components of net income for each period are summarized as follows (dollars in thousands):

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                              ---------------------------------
                                                                                  1995                1994
                                                                              -------------       -------------
            Underwriting income..........................................     $       4,763       $       3,973
            Net investment income........................................             5,093               4,354
            Net investment gains (losses)................................               (54)                369
            Interest expense.............................................            (1,373)             (1,423)
            Write-off of unamortized deferred loan fees..................                 -              (1,556)
            Amortization of goodwill and intangibles.....................              (925)               (815)
            Other expenses, net..........................................              (536)               (295)
                                                                              -------------       -------------
            Income before income taxes...................................             6,968               4,607
            Income taxes.................................................             2,731               1,778
                                                                              -------------       -------------
                  Net income.............................................     $       4,237       $       2,829
                                                                              =============       =============

INSURANCE UNDERWRITING

     Underwriting results for the three months ended March 31, 1995 and 1994 are summarized in the following table (dollars in thousands):

                                         Surety and Fidelity          Excess and Surplus Lines             Consolidated
                                    -----------------------------   ----------------------------   ----------------------------
                                         1995             1994           1995            1994           1995            1994
                                    ------------     ------------   ------------    ------------   ------------    ------------

Gross written premiums............  $     25,415     $     20,368   $      6,382    $      6,964   $     31,797    $     27,332
                                    ============     ============   ============    ============   ============    ============

Net written premiums..............  $     24,311     $     19,976   $      3,284    $      4,736   $     27,595    $     24,712
                                    ============     ============   ============    ============   ============    ============

Net earned premiums...............  $     20,688     $     16,918   $      3,808    $      5,464   $     24,496    $     22,382
                                    ------------     ------------   ------------    ------------   ------------    ------------
Net losses and loss adjustment....         3,124            2,867          2,251           3,128          5,375           5,995
Underwriting expenses.............        14,187           11,241            171           1,173         14,358          12,414
                                    ------------     ------------   ------------    ------------   ------------    ------------
Total losses and expenses.........        17,311           14,108          2,422           4,301         19,733          18,409
                                    ------------     ------------   ------------    ------------   ------------    ------------
Underwriting income...............  $      3,377     $      2,810   $      1,386    $      1,163   $      4,763    $      3,973
                                    ============     ============   ============    ============   ============    ============

Loss ratio........................         15.1%            17.0%          59.1%           57.2%          22.0%           26.8%
Expense ratio.....................         68.6             66.4            4.5            21.5           58.6            55.4
                                    ------------     ------------   ------------    ------------   ------------    ------------
Combined ratio....................         83.7%            83.4%          63.6%           78.7%          80.6%           82.2%
                                    ============     ============   ============    ============   ============    ============

     Surety and fidelity represents the combined results of Western Surety and Universal Surety, since its September 22, 1994 acquisition. Surety and fidelity are the principal lines of business of Western Surety and Universal Surety. Excess and surplus lines represents the results of United Capitol. United Capitol's principal lines of business are other liability, product liability and commercial property primarily written on an excess and surplus lines basis.

     Gross written premiums increased 16.3%, or $4.5 million, for the three months ended March 31, 1995, principally due to the inclusion of the results of Universal Surety in 1995. Universal Surety contributed $3.8 million of gross written premiums in the first quarter of 1995. Western Surety experienced a 6.8% increase in gross written premiums, mainly due to an increase in public official bond premiums as compared to 1994. This increase was expected since writings for this product typically increase every other year following the November elections. United Capitol's gross written premiums decreased 3.8% in 1995, as its premium volume, particularly in the increasingly competitive asbestos abatement line, continued to be significantly affected by prolonged soft market conditions.

     Net earned premiums increased $2.1 million for the three months ended March 31, 1995, principally due to the inclusion of the results of Universal Surety in 1995. Universal Surety contributed net earned premiums of $3.5 million in the first quarter of 1995. Western Surety's net earned premiums increased 1.6% in 1995 compared to 1994. United Capitol's net earned premiums decreased 30.3%, or $1.7 million in 1995, reflecting decreases in both gross written premiums and net retentions. The lower net retentions are due primarily to the increased use of reinsurance for primary casualty risks in an effort to limit the potential loss volatility associated with a diminished premium base. United Capitol's net earned premiums for the three months ended March 31, 1995 and 1994 included $0.5 million and $0.6 million, respectively, of contingent premiums recognized under its reinsurance agreements.

     Underwriting income for the three months ended March 31, 1995 increased 19.9% as compared to the prior year quarter, principally due to the addition of $0.5 million in underwriting income from Universal Surety and the recognition of $0.5 million in contingent commission income at United Capitol's Fischer Underwriting subsidiary. The consolidated combined ratio decreased to 80.6% in 1995 from 82.2% in 1994. The consolidated loss ratio decreased to 22.0% in 1995 from 26.8% in 1994. The surety and fidelity loss ratio decreased to 15.1% in 1995 from 17.0% in 1994, primarily due to favorable development of prior years' loss reserves and increased salvage recoveries at Western Surety. United Capitol's loss ratio increased to 59.1% in 1995 from 57.2% in 1994, reflecting relatively less favorable development of prior years' loss reserves than was experienced in 1994.

     The consolidated expense ratio increased to 58.6% in 1995, compared to 55.4% in 1994. The surety and fidelity expense ratio increased to 68.6% in 1995 from 66.4% in 1994, reflecting increased operating expenses, particularly, wage and postal expense increases. United Capitol's expense ratio decreased significantly to 4.5% in 1995 compared to 21.5% in 1994, reflecting the impact of the aforementioned $0.5 million of contingent commission income in respect of Fischer Underwriting's directors' and officers' liability ("D&O") business. Profit commission arrangements are generally included in the Company's reinsurance and underwriting management agreements. Such commissions are recognized when fully earned. The Company does not anticipate recognizing further material contingent commission income in 1995.

INVESTMENT INCOME

     Net investment income for the three months ended March 31, 1995 and 1994 was $5.1 million and $4.4 million, respectively. The average pretax yields of the portfolio for the three months ended March 31, 1995 and 1994 were 6.8% and 5.7%, respectively.

     Capsure's insurance companies invest funds provided by operations predominantly in high-quality, short-duration, taxable fixed income securities. Beginning in 1994, the Investment Committees of the Board of Directors of the Company and its insurance subsidiaries have approved the investment of up to $26 million in the aggregate by the insurance subsidiaries and at the parent company level in publicly traded nonaffiliated real estate investment trust ("REIT") equity securities. At March 31, 1995 and December 31, 1994, the carrying value of the Company's REIT portfolio was approximately $23.1 million and $24.3 million, respectively.

ANALYSIS OF OTHER OPERATIONS

     Net investment gains (losses) were $(0.1) million and $0.4 million for the three months ended March 31, 1995 and 1994, respectively. Net investment gains of $28,000 in 1995 and $0.5 million in 1994 resulted from the sale of equity securities in the investment portfolio at the parent company level and net investment losses of $0.5 million and $0.1 million, respectively, from the insurance operations. The net investment losses from insurance operations principally relate to a writedown to estimated fair value for a single security for which an other than temporary decline in value occurred in 1995. Included in 1995 and 1994 net investment gains were $0.4 million and $(0.1) million, respectively, of net unrealized investment gains (losses) on the trading securities portfolio held at the parent company level.

     Amortization expense was $0.9 million for the three months ended March 31, 1995 and $0.8 million in 1994. Amortization expense in 1995 and 1994 included $0.3 million of amortization of intangible assets and $0.6 million and $0.5 million, respectively, of amortization of excess cost over net assets acquired related to the acquisitions of Western Surety, Universal Surety, United Capitol and Fischer. Excess cost over net assets acquired is amortized substantially over 40 years. Other intangible assets are amortized over periods ranging from three to 20 years.

     Interest expense was $1.4 million for the three months ended March 31, 1995 and 1994. The Company's average debt outstanding for the three months ended March 31, 1995 was approximately $68.1 million compared to $84.2 million in 1994. The weighted average interest rates were 7.1% and 5.8% for the three months ended March 31, 1995 and 1994, respectively. In connection with the early retirement of the Company's bank term loans, the Company incurred a $1.6 million write-off of unamortized deferred loan fees in the three months ended March 31, 1994.

INCOME TAXES

     Income taxes were $2.7 million and $1.8 million for the three months ended March 31, 1995 and 1994, respectively. The effective income tax rates were 39.2% and 38.6%, respectively. The increase in the 1995 effective tax rate was principally attributable to an increased level of nondeductible goodwill amortization in connection with the acquisition of Universal Surety. The Company's income tax expense does not approximate actual taxes paid, primarily due to the utilization of the Company's net operating tax loss carry- forwards. Actual income taxes paid were $0.1 million for both three month periods ended March 31, 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's insurance subsidiaries are highly liquid. The insurance operations derive liquidity from net premium collections, reinsurance recoveries and investment earnings and use these funds to pay claims and operating expenses. The operations of an insurance company generally result in cash being collected from customers in the form of premiums in advance of cash outlays for claims. Each insurance company invests its collected premiums, generating investment income, until such time cash is needed to pay claims and associated expenses.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries.

     The Company's consolidated net cash flow provided by operating activities was $11.5 million and $10.4 million for the three months ended March 31, 1995 and 1994, respectively. Consolidated operating cash flow (pretax income excluding the write-off of deferred loan fees, net investment gains and amortization of goodwill and intangibles) for the three months ended March 31, 1995, was $7.9 million as compared to $6.6 million in 1994.

     On March 29, 1994, the Company formed a direct, wholly owned subsidiary, Capsure Financial Group, Inc. ("CFG"), to which Capsure contributed substantially all its assets and liabilities. Concurrently, CFG entered into a senior reducing revolving credit agreement with a syndicate of banks for $135 million (the "Credit Facility"). At closing, $68 million of funds drawn under the Credit Facility, together with a portion of the Company's cash, were used to repay $84.6 million of previously existing bank term debt. Paydowns of $37 million and borrowings of $28 million for the acquisition of Universal Surety have occurred since then. The remaining availability under the Credit Facility of $76 million at March 31, 1995 may be used to finance future acquisitions and for general corporate purposes. The Company continues to pursue acquisitions of financial services businesses with a particular focus on the insurance industry. Although the emphasis is on financial services and insurance, the Company may consider other investments that would further enhance the Company's value.

     Principal and interest payments required under the Credit Facility are funded principally by dividend and intercompany tax sharing payments received from Capsure's insurance subsidiaries. In the three months ended March 31, 1995 and 1994, Capsure received $10.3 million (including $3.5 million of dividends requiring prior approval from state regulatory authorities) and $4.3 million, respectively, in dividends from its insurance subsidiaries. Capsure received tax sharing payments from its subsidiaries of $0.5 million and $1.1 million in the three months ended March 31, 1995 and 1994, respectively.

                     CAPSURE HOLDINGS CORP. AND SUBSIDIARIES




                           PART II - OTHER INFORMATION




ITEM 6.         Exhibits and Reports on Form 8-K:

                (a)   Exhibits:

                      27 - Financial Data Schedule


                (b)   Reports on Form 8-K:

                      None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CAPSURE HOLDINGS CORP.
                               (Registrant)


                               /s/ Mary Jane Robertson
                               ------------------------------------------------
                               Mary Jane Robertson
                               Senior Vice President and
                               Chief Financial Officer
                               (Principal Financial Officer)


                               /s/ John S. Heneghan
                               ------------------------------------------------
                               John S. Heneghan
                               Controller
                               (Principal Accounting Officer)


Date:   May  10,  1995
      -----------------