Form 10-K
period 1994-12-31
CAPSURE HOLDINGS CORP
filed 1995-07-13
CIK 73313

THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT ON FORM 10-K FILED ON MARCH 30, 1995 PURSUANT TO A RULE 202 CONTINUING HARDSHIP EXEMPTION

                                   FORM  10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER:    0-3565

                             CAPSURE HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       34-1010356
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 TWO NORTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                60606
   (Address of principal executive offices)                (Zip Code)

                                 (312) 879-1900
              (Registrant's telephone number, including area code)


      Securities registered pursuant to Section 12(b) of the Act:    NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.05 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [ X ]      No  [    ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [    ]

    The aggregate market value of voting stock held by nonaffiliates was $132.8 million based upon the closing price of $12.63 on March 24, 1995, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

    At March 24, 1995, 15,394,149 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
    Part III incorporates by reference the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 24, 1995.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES


                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART  I.
       Item 1. Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
           General    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
           Summary of Insurance Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
           A.M. Best Ratings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
           Surety and Fidelity Bond Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
           Excess and Surplus Lines Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9
           Reinsurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13
           Unpaid Losses and Loss Adjustment Expenses   . . . . . . . . . . . . . . . . . . . . . . . . .       13
           Regulation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14
           Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15
           Net Operating Tax Loss Carryforwards   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16
           Employees    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16
       Item 2. Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
       Item 3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
       Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .       17

PART  II.

       Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters   . . . . . . . .      18
       Item 6. Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19
       Item 7. Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20
       Item 8. Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . .      27
       Item 9. Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28

PART  III.

       Item 10. Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . .       29
       Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29
       Item 12. Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . .       29
       Item 13. Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . .       29

PART  IV.

       Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . .       30


                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                                    PART  I

ITEM  1.    BUSINESS

GENERAL
    Capsure Holdings Corp. and its subsidiaries ("Capsure" or the "Company") are engaged in the property and casualty insurance business. Capsure's principal property and casualty insurance entities are Western Surety Company ("Western Surety"), acquired in August 1992, United Capitol Insurance Company ("United Capitol"), acquired in February 1990, and Universal Surety of America ("Universal Surety"), acquired on September 22, 1994. Western Surety writes small fidelity and noncontract surety bonds, referred to as "miscellaneous" bonds, and errors and omissions ("E&O") liability insurance, as a licensed insurer in all 50 states and the District of Columbia. United Capitol writes specialty property and casualty insurance, primarily as an excess and surplus ("E&S") lines insurer. United Capitol is licensed in Wisconsin and Arizona and conducts business on a nonadmitted basis in all other states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Universal Surety specializes in the underwriting of small contract and miscellaneous surety bonds. Universal Surety is licensed in 16 states with most of its business generated in Texas.

    The Company's business strategy with respect to its existing insurance operations is to emphasize the underwriting of risks where reasonable expectations of underwriting profits exist. At Western Surety, whose business is relatively low risk and relatively insensitive to industry pricing cycles, delivery of excellent service to its vast network of agents is emphasized. At Universal Surety, whose business includes both miscellaneous surety and the comparatively more risky contract surety, responsiveness to agents coupled with sound conservative underwriting are the guiding principles. Contract bonds are more affected by prevailing market and general economic conditions than are noncontract bonds. At United Capitol, whose business is relatively high risk and extremely cyclical, strict underwriting discipline is the critical factor in effecting underwriting profitability during soft market periods.

    The Company's primary growth strategy is to expand its operations in the specialty insurance and financial services industries by capitalizing on Western Surety's licenses, distribution system and A+ rating by A.M. Best Company, Inc. ("A.M. Best") and United Capitol's underwriting expertise and management resources, and by acquiring profitable, well-managed businesses with established market positions in the insurance or financial services industry. The September 22, 1994 acquisition of Universal Surety is an example of this philosophy. Universal Surety has been a highly successful regional underwriter of miscellaneous and small- to medium-sized contract surety bonds in Texas (75% of 1994 gross written premiums) and adjacent southern states. Universal Surety's preacquisition financial results have been exceptional. Gross written premiums have grown from $5.1 million for the year ended December 31, 1990 to $15.3 million for the year ended December 31, 1994 (including results prior to
acquisition).   A weighted average combined ratio below 80% was maintained over this same period. These results compare favorably to national contract surety bond insurers. Universal Surety's overall growth in gross written premiums and underwriting income during this period was attributable to its product specialization, underwriting expertise and the strong economy in its geographic region. Such growth was restricted by Universal Surety's ability to attract qualified underwriting and claims personnel and maintain distinctive service to its agents. The planned expansion of Universal Surety's contract surety business through Western Surety's broad distribution network will be similarly controlled. There can be no assurance, however, that Universal Surety's preacquisition results will be indicative of future operating results under the ownership and management of Capsure.

    In addition, in 1993 the Company acquired Fischer Underwriting Group, Incorporated ("Fischer"), a managing general agency engaged in producing and underwriting specialty directors' and officers' ("D&O") and miscellaneous professional liability insurance. Formerly acting on behalf of Lloyds' of London and other insurers, Fischer commenced producing and underwriting on behalf of United Capitol in December 1993.

SUMMARY OF INSURANCE OPERATIONS
    Capsure's insurance companies operate in two principal markets within the property and casualty insurance industry - surety and fidelity and excess and surplus lines. The principal lines of business of Western Surety and Universal Surety are surety and fidelity. United Capitol underwrites principally other liability, product liability and commercial property, primarily on an E&S basis.

    On August 14, 1992, the Company acquired Western Surety. Founded in 1900, Western Surety is one of the largest writers of miscellaneous bonds in the United States. Bonds underwritten by Western Surety are relatively low-risk, low-premium products where prompt service, easy-to-use forms and availability of an extensive array of bond products are emphasized. Western Surety's success is attributable to its product specialization, underwriting expertise and broad distribution network. Substantially all of Western Surety's bonds are mandated by various state statutes and local ordinances.

    On September 22, 1994, the Company acquired Universal Surety. Founded in 1984, Universal Surety specializes in writing miscellaneous and small- to medium-sized contract surety bonds in the southern United States. Contract bonds underwritten by Universal Surety are primarily contractor performance and payment bonds in amounts under $3.0 million for which underwriting expertise and distinctive service to agents are emphasized. Universal Surety underwrites primarily standard and some specialty accounts for which it will utilize supplemental collateral arrangements and excess rates for contractors not qualified for standard surety rates. Universal Surety also reduces its exposure through participation in the Small Business Administration ("SBA") Surety Bond Guarantee Program. Under this program, the SBA will generally reimburse Universal Surety for 80% of losses and loss adjustment expenses incurred on any SBA guaranteed bond in exchange for 20% of the premium. In addition, a significant portion of the Company's premiums consist of miscellaneous bonds underwritten in the same geographic area.

    On February 20, 1990, the Company acquired United Capitol, a specialty property and casualty insurer. United Capitol provides principally general liability insurance, including D&O liability, product liability and other liability, to businesses which have hazardous, unique or unusual risk characteristics and which require individual risk underwriting and pricing expertise. Policies underwritten by United Capitol are relatively high- risk, high-premium products. Since its founding in 1986, United Capitol has been able to consistently achieve its primary objective of generating underwriting profits by adhering to a strategy of strict underwriting discipline. The Company believes this strategy is a critical factor affecting underwriting profitability during soft market conditions, which have prevailed in the property and casualty industry since 1987. United Capitol has experienced significant declines in premium volume since 1987 as it has exercised underwriting discipline and has declined to write what it believes to be underpriced business.

A.M. BEST RATINGS
    Western Surety, Universal Surety and United Capitol are currently rated A+ (Superior), A (Excellent) and A (Excellent), respectively, by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to C- (Fair) with A++ being highest. An A+ (Superior) rating is assigned to those companies which A.M. Best believes have achieved superior overall performance when compared to the norms of the property and casualty insurance industry. A+ (Superior) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. A rating of A (Excellent) is assigned to those companies which A.M. Best believes have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations. A.M. Best reviews its ratings at least annually and reaffirmed each company's rating in June 1994. There can be no assurance that these ratings will continue to be reaffirmed.

SURETY AND FIDELITY BOND OPERATIONS
    According to 1993 statistics published by the Surety Association of America ("SAA"), the surety and fidelity bond market had direct written premiums of approximately $2.7 billion, of which the miscellaneous bond segment accounted for approximately $724 million. Western Surety targets a subset of the miscellaneous bond segment of the surety and fidelity market because of its favorable risk characteristics. Universal Surety targets both the miscellaneous bond and small contract surety bond segments of the market.

    PRODUCTS AND POLICIES
          Surety and fidelity bonds differ in some respects from conventional insurance policies. A surety bond is a three-party arrangement wherein the issuer of the bond (the surety) guarantees to a third party (the obligee) an obligation made by another entity (the principal). The surety is the party who guarantees fulfillment of the principal's obligation to the obligee. In addition, sureties are generally entitled to recover from the principal any losses and expenses paid to third parties. The surety's responsibility is to evaluate the risk and determine if the principal meets the underwriting requirements for the bond. Accordingly, surety bond premiums primarily reflect the type and class of risk and related costs associated with both processing the bond transaction and investigating the applicant including, if necessary, an analysis of the applicant's creditworthiness and ability to perform.

          Western Surety issues thousands of different noncontract bond forms representing the many types of bonds available in each of the jurisdictions in which it operates. Universal Surety issues both contract and noncontract surety bonds. The terms of such bonds in many cases are prescribed by federal, state and local laws or regulations. The principal types of surety and fidelity bonds underwritten are as follows:

          License and Permit - Bonds required by statutes or ordinances for a number of purposes including guaranteeing the payment of certain taxes and fees and providing consumer protection as a condition to granting licenses related to selling real estate or motor vehicles and contracting services.

          Judicial and Fiduciary - Bonds required by statutes, courts or legal documents for the protection of those on whose behalf a fiduciary acts. Examples of such fiduciaries include executors and administrators of estates, and guardians of minors and incompetents.

          Fidelity - Bonds which cover losses arising from employee dishonesty. Examples of purchasers of fidelity bonds are law firms, insurance agencies and janitorial service companies.

          Public Official - Bonds required by statutes and ordinances to guarantee the lawful and faithful performance of the duties of office by public officials.

          Notary Public - Bonds required by statutes to protect against losses resulting from the improper actions of notaries public.

          Contract - Bonds which secure the payment and/or performance of an obligation under a written contract.

          Each company also writes E&O policies for two classes of insureds: notaries public and tax preparers. The notary public E&O policy is marketed as a companion product to the notary public bond and the tax preparer E&O policy is marketed to small tax return preparation firms. In addition, Western Surety introduced an Insurance Agents & Brokers E&O Insurance product in 1994.

          The following tables set forth, for each principal class of bonds, combined Western Surety and Universal Surety gross written premiums, net written premiums, net earned premiums and number of bonds and policies in force in 1994, 1993 and 1992 and the respective percentages of the total. All tables in this section contain information reflecting the operations of both Western Surety and Universal Surety prior to their respective acquisitions by Capsure. As such, the financial information is not necessarily indicative of the financial results that would have occurred under the ownership and management of Capsure (amounts in thousands, except percentages and average bond amounts):

                                                                  GROSS WRITTEN PREMIUMS
                                     -------------------------------------------------------------------------------
                                                      % of                       % of                        % of
                                        1994          Total         1993         Total         1992         Total
                                     -----------   -----------   ----------   -----------   ----------   -----------
Surety and fidelity bonds:
 License and permit   . . . . . .    $    28,160       32.5%     $   27,934       32.5%     $   26,906       33.8%
 Judicial and fiduciary   . . . .         13,116       15.2          13,493       15.7          13,263       16.7
 Fidelity   . . . . . . . . . . .         13,821       16.0          13,111       15.3          12,364       15.6
 Public official  . . . . . . . .          6,874        7.9           7,628        8.9           7,003        8.8
 Notary public  . . . . . . . . .          7,989        9.2           8,804       10.3           8,203       10.3
 Contract   . . . . . . . . . . .         10,393       12.0           9,111       10.6           6,914        8.7
 Other  . . . . . . . . . . . . .          1,935        2.3           1,723        2.0           1,124        1.4
                                      ----------     ------      ----------     ------      ----------     ------
                                          82,288       95.1          81,804       95.3          75,777       95.3
E&O policies  . . . . . . . . . .          4,261        4.9           4,031        4.7           3,763        4.7
                                      ----------     ------      ----------     ------      ----------     ------
                                      $   86,549      100.0%     $   85,835      100.0%     $   79,540      100.0%
                                      ==========     ======      ==========     ======      ==========     ======
Premiums by company:
 Western Surety   . . . . . . . .     $   71,286       82.4%     $   72,064       84.0%     $   68,552       86.2%
 Universal Surety   . . . . . . .         15,263       17.6          13,771       16.0          10,988       13.8
                                      ----------     ------      ----------     ------      ----------     ------
                                      $   86,549      100.0%     $   85,835      100.0%     $   79,540      100.0%
                                      ==========     ======      ==========     ======      ==========     ======
Premiums generated by
largest agency:
 Western Surety   . . . . . . . .            1.2%                       1.3%                       1.6%
                                      ==========                 ==========                 ==========
 Universal Surety   . . . . . . .            4.0%                       6.0%                       6.0%
                                      ==========                 ==========                 ==========

Percentage of premiums
in the top five states:
 Western Surety   . . . . . . . .           26.5%                      26.9%                      25.9%
                                      ==========                 ==========                 ==========
 Universal Surety   . . . . . . .           92.0%                      95.0%                      97.0%
                                      ==========                 ==========                 ==========





                                                                   NET WRITTEN PREMIUMS
                                     -------------------------------------------------------------------------------
                                                      % of                       % of                        % of
                                        1994          Total         1993         Total         1992         Total
                                     -----------   -----------   ----------   -----------   ----------   -----------
Surety and fidelity bonds:
 License and permit   . . . . . .    $    28,003       33.3%     $   27,796       33.3%     $   26,757       34.5%
 Judicial and fiduciary   . . . .         12,379       14.7          12,715       15.2          12,428       16.0
 Fidelity   . . . . . . . . . . .         13,786       16.4          13,061       15.7          12,306       15.9
 Public official  . . . . . . . .          6,731        8.0           7,422        8.9           6,776        8.7
 Notary public  . . . . . . . . .          7,922        9.4           8,718       10.4           8,117       10.5
 Contract   . . . . . . . . . . .          9,623       11.5           8,382       10.0           6,352        8.2
 Other  . . . . . . . . . . . . .          1,421        1.7           1,343        1.6           1,093        1.4
                                     -----------   --------      ----------   ---------     ----------   ---------
                                          79,865       95.0          79,437       95.1          73,829       95.2
E&O policies  . . . . . . . . . .          4,186        5.0           4,031        4.9           3,764        4.8
                                     -----------   --------      ----------   --------      ----------   --------
                                     $    84,051      100.0%     $   83,468      100.0%     $   77,593      100.0%
                                     ===========   ========      ==========   ========      ==========   ========
Premiums by company:
 Western Surety   . . . . . . . .    $    69,738       83.0%     $   70,598       85.0%     $   67,333       86.9%
 Universal Surety   . . . . . . .         14,313       17.0          12,870       15.0          10,260       13.1
                                     -----------   --------      ----------   --------      ----------   --------
                                     $    84,051      100.0%     $   83,468      100.0%     $   77,593      100.0%
                                     ===========   ========      ==========   ========      ==========   ========

                                                                   NET EARNED PREMIUMS
                                     -------------------------------------------------------------------------------
                                                      % of                       % of                        % of
                                        1994          Total         1993         Total         1992         Total
                                     -----------   -----------   ----------   -----------   ----------   -----------
Surety and fidelity bonds:
 License and permit   . . . . . .    $    27,692       33.4%     $   26,941       34.2%     $   26,117       35.3%
 Judicial and fiduciary   . . . .         12,476       15.1          12,603       16.0          12,274       16.6
 Fidelity   . . . . . . . . . . .         13,402       16.2          12,618       16.0          11,892       16.0
 Public official  . . . . . . . .          7,017        8.5           7,059        9.0           6,797        9.2
 Notary public  . . . . . . . . .          7,561        9.1           6,949        8.8           6,523        8.8
 Contract   . . . . . . . . . . .          9,331       11.3           7,720        9.8           5,831        7.9
 Other  . . . . . . . . . . . . .          1,426        1.7           1,218        1.5           1,056        1.4
                                     -----------   --------      ----------   --------      ----------   --------
                                          78,905       95.3          75,108       95.3          70,490       95.2
E&O policies  . . . . . . . . . .          3,917        4.7           3,733        4.7           3,547        4.8
                                     -----------   --------      ----------   --------      ----------   --------
                                     $    82,822      100.0%     $   78,841      100.0%     $   74,037      100.0%
                                     ===========   ========      ==========   ========      ==========   ========
Premiums by company:
 Western Surety   . . . . . . . .    $    69,212       83.6%     $   67,941       86.2%     $   65,540       88.5%
 Universal Surety   . . . . . . .         13,610       16.4          10,900       13.8           8,497       11.5
                                     -----------   --------      ----------   --------      ----------   --------
                                     $    82,822      100.0%     $   78,841      100.0%     $   74,037      100.0%
                                     ===========   ========      ==========   ========      ==========   ========




                                                               BONDS AND POLICIES IN FORCE
                                     -------------------------------------------------------------------------------
                                                      % of                       % of                        % of
                                        1994          Total         1993         Total         1992         Total
                                     -----------   -----------   ----------   -----------   ----------   -----------
Surety and fidelity bonds:
 License and permit   . . . . . .            460       29.4%            460       30.5%            436       30.7%
 Judicial and fiduciary   . . . .             64        4.1              67        4.4              67        4.7
 Fidelity   . . . . . . . . . . .             88        5.6              86        5.7              84        5.9
 Public official  . . . . . . . .             64        4.1              63        4.2              62        4.4
 Notary public  . . . . . . . . .            762       48.6             717       47.5             663       46.7
 Contract   . . . . . . . . . . .              6        0.4               5        0.3               5        0.3
 Other  . . . . . . . . . . . . .             11        0.7              12        0.8              11        0.8
                                     -----------   --------      ----------   --------      ----------   --------
                                           1,455       92.9           1,410       93.4           1,328       93.5
E&O policies  . . . . . . . . . .            112        7.1             100        6.6              93        6.5
                                     -----------   --------      ----------   --------      ----------   --------
                                           1,567      100.0%          1,510      100.0%          1,421      100.0%
                                     ===========   ========      ==========   ========      ==========   ========
Bonds/policies in force by company:
 Western Surety   . . . . . . . .          1,389       88.6%          1,367       90.5%          1,323       93.1%
 Universal Surety   . . . . . . .            178       11.4             143        9.5              98        6.9
                                     -----------   --------      ----------   --------      ----------   --------
                                           1,567      100.0%          1,510      100.0%          1,421      100.0%
                                     ===========   ========      ==========   ========      ==========   ========
Average bond/policy limit:
 Western Surety   . . . . . . . .    $     9,470                 $    9,186                 $    8,937
                                     ===========                 ==========                 ==========
 Universal Surety   . . . . . . .    $     5,330                 $    5,281                 $    5,647
                                     ===========                 ==========                 ==========


   MARKETING
        Western Surety enjoys broad national distribution of its products, which are marketed through approximately 37,000 of the approximately 45,000 independent property and casualty insurance agencies in the United States. These independent agencies are paid an average commission of approximately
   30% of a miscellaneous bond's premium.    Western Surety also employs
   approximately 60 full-time salaried marketing representatives whose principal duties are to continually service their producer network on a local basis.

        Since miscellaneous fidelity and surety bonds typically account for a small portion of an independent agency's revenues and are generally applied for under rush circumstances, Western Surety emphasizes one-day response service, easy-to-use forms and an extensive array of miscellaneous bond products. In addition, independent agents are provided pre-executed bond forms and powers of attorney that allow them to issue many standard bonds in their offices.

        Western Surety's marketing strategy is concentrated on increasing its share of the miscellaneous bond market. In addition, Western Surety devotes considerable time and effort educating legislators as to the need for and value of miscellaneous bonds and challenging attempts to repeal certain bonding requirements.

        Universal Surety markets its products through approximately 1,000 independent property and casualty insurance agencies through its headquarters in Houston, Texas and branch offices in Austin, Dallas, Kansas City and San Antonio. Universal Surety emphasizes innovative, flexible underwriting, product specialization and distinctive agent service backed by highly qualified, experienced employees.

        Universal Surety's preacquisition results have been exceptional as gross written premiums grew from $5.1 million in 1990 to $15.3 million in 1994, while maintaining a combined ratio below 80%. In addition, according to 1993 SAA statistics, Universal Surety ranked number one in volume of bonds written in Texas and number three in terms of direct written premiums. Of Universal Surety's gross written premiums in 1994, 68% related to contract bonds, including 12% that qualified for the SBA guarantee. The remaining 32% related to noncontract bonds, including 11% for notary public bonds.

        Universal Surety has concentrated its marketing efforts in expanding its share of the small contract bond market. Contract bonds underwritten by Universal Surety are primarily contractor performance and payment bonds in amounts under $3.0 million. Universal Surety underwrites principally standard accounts and some specialty accounts for which it will utilize supplemental collateral arrangements and excess rates or SBA guarantees for contractors not generally considered standard risks. The Company intends to utilize Western Surety's existing diverse agency relationships to expand the geographic and agency distribution of Universal Surety's contract surety business. The Company has initially targeted marketing activities towards Western Surety agents in 13 southern states, including Texas. Western Surety will generally cede 100% of each such contract surety bond written on Western paper to Universal Surety pursuant to a Surety Bond Quota Reinsurance Agreement. In 1994, these activities were not material.

        In addition, Western Surety is gradually expanding its product line by offering Insurance Agents & Brokers E&O Insurance directly to a majority of its vast agency force. Western Surety cedes 90% of each policy to a reinsurer pursuant to a treaty reinsurance arrangement. In 1994, these activities were not material.

   UNDERWRITING
         Western Surety and Universal Surety target various products in the surety and fidelity bond market which are characterized by relatively low-risk exposure and small bond amounts. Its underwriting criteria, including the extent of bonding authority granted to independent agents, vary depending on the class of business and the type of bond. For example, relatively little underwriting information is required of certain low-exposure risks such as notary bonds. Other bonds, such as fiduciary or probate bonds, are subjected to greater individual risk scrutiny, including verification of the credit history and financial resources of an applicant. Contract bonds underwritten by Universal Surety, which have higher bond amounts and inherent risk, are subject to stringent financial analysis and credit review. Both companies grant authority to independent agents to issue certain low-risk bonds subject to underwriting guidelines.

    COMPETITION
          The surety and fidelity market is highly competitive. The largest market shares are held by large diversified insurance companies; however, the single largest writer nationally in 1993, according to the SAA, controlled only 6% of the $2.7 billion market. The small fidelity and noncontract surety or miscellaneous segment of this market is competitive on the basis of service, price, and commissions paid to producers. No single competitor has a significant market position in the broad geographic range and lines of business in which Western Surety conducts its operations. Certain of Western Surety's existing and potential competitors are larger and have greater financial and other resources than Western Surety. The Company believes that Western Surety's principal competitive strengths include its expertise in writing miscellaneous bonds, distribution network of independent agencies, timely customer response and service, and admitted status in every state and the District of Columbia.

          The market in which Universal Surety competes, primarily small contract bonds, has seen additional competition as both large and small insurance companies are competing and expanding in this area. Certain of Universal Surety's existing and potential competitors are larger and have greater financial resources than Universal Surety. Universal Surety believes that its principal competitive strengths include its underwriting expertise in both contract and miscellaneous bonds, its distinctive service and its strong relationship with its agents.

EXCESS AND SURPLUS LINES OPERATIONS
    For regulatory purposes, the commercial property and casualty insurance market is essentially divided into three segments: the admitted or licensed market, commonly referred to as the "standard" market; the alternate risk mechanism market, which includes captive insurance companies, risk retention groups and risk purchasing groups; and, the E&S market. The largest provider group is the licensed or admitted insurers. The alternate risk market may operate on an admitted or E&S basis.

    The E&S segment was created to provide a source of insurance to those insureds who are unable to purchase coverage in the standard market. Admitted insurers are subject to extensive state regulation of rates, policy forms and operational conduct, are required to participate in assigned risk pools and must pay premium taxes and other state assessments. These companies, however, exert a dominant influence over pricing in the commercial market. By contrast, E&S insurers are subject to comparatively less state regulation, affording them more pricing and form flexibility and lower operating expenses. E&S insurers may only insure those risks which the standard market cannot or chooses not to insure.

    The commercial property and casualty insurance market is highly cyclical and intensely competitive as to price and terms. The size and composition of the E&S market historically have fluctuated with industry cycles. The cycles have been characterized by conditions known as hard markets and soft markets. Hard markets have been characterized by varying periods of relatively higher premiums and more restrictive coverages. As more insurers have been attracted to those conditions, competition has intensified. Over time, this has resulted in depressed premiums, broader coverages and underwriting losses in the industry, which are referred to as soft markets, and have been characterized by an oversupply of underwriting capacity. E&S insurers are generally more vulnerable to these cycles, which is reflected by their volatile writings, since E&S insurers typically only underwrite classes of risks which standard market insurers cannot or choose not to insure. The commercial property and casualty insurance market has been operating under soft market conditions since 1987 and there can be no assurance as to the timing or extent of hard market conditions returning to the property and casualty insurance industry.

    PRODUCTS AND POLICIES
          The following tables set forth for each of United Capitol's principal lines of business, gross written premiums, net written premiums and net earned premiums in 1994, 1993 and 1992 (dollars in thousands):

                                                                  GROSS WRITTEN PREMIUMS
                                     -------------------------------------------------------------------------------
                                                      % of                       % of                        % of
                                        1994          Total         1993         Total         1992         Total
                                     -----------   -----------   ----------   -----------   ----------   -----------
General liability:
 Product liability  . . . . . . .    $     6,797       25.2%     $    7,992       27.8%     $    7,558       27.9%
 D&O  . . . . . . . . . . . . . .          5,582       20.6             714        2.5              --         --
 Asbestos abatement   . . . . . .          4,633       17.1           7,481       26.1           9,579       35.4
 Other general liability  . . . .          6,033       22.3           8,207       28.6           6,695       24.7
                                     -----------   ---------     ----------   --------      ----------   --------
                                          23,045       85.2          24,394       85.0          23,832       88.0
Property  . . . . . . . . . . . .          3,912       14.5           4,117       14.3           2,647        9.8
Surety  . . . . . . . . . . . . .             75         .3             200         .7             587        2.2
                                     -----------   ---------     ----------   ---------     ----------   --------
                                     $    27,032      100.0%     $   28,711      100.0%     $   27,066      100.0%
                                     ===========   =========     ==========   =========     ==========   =========

                                                                   NET WRITTEN PREMIUMS
                                     -------------------------------------------------------------------------------
                                                      % of                       % of                        % of
                                        1994          Total         1993         Total         1992         Total
                                     -----------   -----------   ----------   -----------   ----------   -----------
General liability:
 Product liability  . . . . . . .    $     4,361       25.6%     $    4,905       27.7%     $    4,642       26.3%
 D&O  . . . . . . . . . . . . . .          3,298       19.3             498        2.8              --         --
 Asbestos abatement   . . . . . .          3,358       19.7           5,994       33.9           7,882       44.7
 Other general liability  . . . .          5,100       29.9           5,439       30.7           4,383       24.8
                                     -----------   --------      ----------   --------      ----------   --------
                                          16,117       94.5          16,836       95.1          16,907       95.8
Property  . . . . . . . . . . . .            670        3.9             515        2.9             333        1.9
Surety  . . . . . . . . . . . . .            264        1.6             357        2.0             400        2.3
                                     -----------   --------      ----------   --------      ----------   --------
                                     $    17,051      100.0%     $   17,708      100.0%     $   17,640      100.0%
                                     ===========   ========      ==========   ========      ==========   ========



                                                                   NET EARNED PREMIUMS
                                     -------------------------------------------------------------------------------
                                                      % of                       % of                        % of
                                        1994          Total         1993         Total         1992         Total
                                     -----------   -----------   ----------   -----------   ----------   -----------
General liability:
 Product liability  . . . . . . .    $     5,138       26.7%     $    5,087       28.1%     $    4,757       29.5%
 D&O  . . . . . . . . . . . . . .          2,045        9.2              12        0.1              --         --
 Asbestos abatement   . . . . . .          4,786       24.9           6,844       37.9           7,170       44.4
 Other general liability  . . . .          6,419       33.4           5,374       29.7           3,438       21.2
                                     -----------   --------      ----------   --------      ----------   --------
                                          18,388       94.2          17,317       95.8          15,365       95.1
Property  . . . . . . . . . . . .            547        2.8             420        2.3             350        2.2
Surety  . . . . . . . . . . . . .            291        3.0             351        1.9             433        2.7
                                     -----------   --------      ----------   --------      ----------   --------
                                     $    19,226      100.0%     $   18,088      100.0%     $   16,148      100.0%
                                     ===========   ========      ==========   ========      ==========   ========


    PRODUCT LIABILITY AND OTHER PRIMARY GENERAL LIABILITY
         United Capitol provides primary general liability insurance, including product liability coverage, on both a claims-made and an occurrence basis to hazardous, unique or unusual classes of commercial insureds that require specialized underwriting. These policies provide coverage to the insured against third-party claims of bodily injury or property damage arising from negligent acts of the insured. Except as discussed below, claims for bodily injury or property damage caused by exposure to asbestos are excluded from product liability and other primary general liability policies sold by United Capitol.

         Many of United Capitol's general liability policies specifically provide product liability coverage for liabilities arising from the manufacture and/or distribution of goods by an insured. Classes of insureds include manufacturers and distributors of industrial machinery, equipment and chemicals, sporting goods, toys and trailers; bridge building, pile driving and other artisan contractors; operators of carnivals, circuses, water and amusement parks; and fireworks exhibitors.

         Most of United Capitol's non-asbestos primary general liability policies have been issued on the occurrence form (63% in 1994, 66% in 1993 and 71% in 1992); however, classes considered to be particularly susceptible to late reporting ("long tail" classes) are generally written on a claims-made form. Examples of these classes include pharmaceuticals and chemicals manufacturers and distributors, and hazardous waste remediation contractors.

         In 1992, United Capitol commenced offering pollution liability coverage, on a claims-made only basis, to contractors involved in the remediation of preexisting pollution. United Capitol does not provide pollution coverage to those parties who are likely to create or be the source of pollution. United Capitol's gross limit of liability for this coverage is generally $1.0 million, but higher limits are available through the use of reinsurance. Total gross written premiums for this coverage were $0.5 million, $0.6 million and $0.2 million in 1994, 1993 and 1992, respectively.

         For the primary general liability insurance line of business, United Capitol generally offers gross limits of liability of approximately $1.0 million to $3.0 million. United Capitol's average gross annual premium per policy in 1994, 1993 and 1992 was approximately $116,000, $98,000 and $105,000, respectively, and the average gross limits of liability were $2.0 million, $1.8 million and $1.8 million, respectively.

    D&O AND MISCELLANEOUS PROFESSIONAL LIABILITY
         In December 1993, United Capitol commenced writing specialty D&O and miscellaneous professional liability insurance on a claims-made basis through Fischer. D&O insurance is designed to protect directors and officers from liabilities arising while acting in their official capacities and typically covers both liabilities of the officer or director and reimbursement of a corporation that has lawfully agreed to indemnify their officers or directors. Miscellaneous professional liability insurance, also known as E&O, covers claims by third parties who allege damage as a result of negligent actions by insured professionals. The gross limit of liability for these policies is generally $1.0 million, though gross limits up to $5.0 million are available through the use of reinsurance. The average gross annual premium per policy for these classes of business was $11,000 in 1994 and $9,000 in 1993. United Capitol targets businesses with hard-to-place D&O risks such as new companies, research and development companies, and companies with past bankruptcies as well as not-for-profit businesses. Types of entities considered for professional liability coverage by United Capitol include insurance agents, real estate brokers, title agents, and collection agents and certain legal professionals. Fischer, to a lesser degree, also places certain D&O and E&O insurance with insurers other than United Capitol and receives commissions for such services. This business placed with other insurers was not material to the Company.

    ASBESTOS ABATEMENT
         United Capitol provides general liability insurance for asbestos abatement contractors, as well as professional liability insurance for architects, engineers and others in their capacity as asbestos abatement or environmental consultants. Asbestos abatement generally involves removal or containment of asbestos and asbestos-containing materials from buildings and other structures. United Capitol's asbestos abatement policy forms exclude coverage for employees of an insured and others required to be in the area during the asbestos abatement process.

         United Capitol generally provides gross limits of liability of $1.0 million to $3.0 million to asbestos abatement contractors and professional liability coverage to asbestos abatement and environmental consultants. Higher gross limits can be provided through the use of reinsurance. In 1994, 1993 and 1992, the average gross annual premium per policy for this class of business was approximately $76,000, $76,000 and $67,000, respectively. The average gross limit of liability was $2.8 million in 1994, $2.5 million in 1993 and $2.0 million in 1992.

         From 1986 through 1990, substantially all of United Capitol's general liability policies for asbestos abatement contractors and environmental consultants were written on a claims-made basis. Because of highly favorable loss experience with the product, and in response to changing market conditions as more insurers have entered the market, United Capitol commenced writing these policies on an occurrence basis in late 1990. In 1994, 1993 and 1992, asbestos abatement general liability policies written on an occurrence basis increased to approximately 79%, 69% and 60% of the total, respectively. Since 1989, United Capitol has experienced a significant decline in asbestos abatement-related insurance premiums in absolute terms as well as relative to its total business because of intense competition for this product. Management anticipates a continuing decline in this business.

    PROPERTY, SURETY AND OTHER BUSINESS
         United Capitol writes commercial property and inland marine insurance, generally offering up to $5.0 million of gross limits per location or per policy. The average gross annual premium per policy was $18,000 in 1994, $25,000 in 1993 and $23,000 in 1992. In 1993, United Capitol's agency subsidiary, United Capitol Managers, Inc. ("Managers"), entered into an agreement under which it acts as commercial property underwriting manager for Westport Insurance Corporation ("Westport"), a member company of the Employers Reinsurance Group. Westport is rated A++ (Superior) by A.M. Best and is an admitted insurer in the majority of jurisdictions. Managers earns a commission for business underwritten on behalf of Westport and United Capitol assumes up to $500,000 net per risk on business produced by Managers. In 1994, Managers produced $4.3 million of gross premiums for Westport of which $0.3 million was retroceded to United Capitol.

         United Capitol also writes a small amount of surety bonds for asbestos abatement and hazardous waste remediation contractors.

    POLICY FORMS
         United Capitol uses both claims-made and occurrence forms for its liability lines of business, both of which are generally more restrictive than standard industry policy forms. Since inception, approximately 90% of United Capitol's claims-made and occurrence liability policies have provided for an aggregate limit for all claims in a policy year. Further, all liability policies issued since early 1987 have provided for an aggregate limit for all claims in a policy year. In approximately 98% of United Capitol's liability policies, defense costs and other loss adjustment expenses are either included within the policy limits or subject to a dollar cap. Virtually all of United Capitol's liability policies are written subject to a self-insured retention or deductible. These underwriting standards and percentages have remained essentially unchanged since 1986. Except as described above, United Capitol's liability policies exclude coverage for the insured's liability for claims related to pollution. United Capitol's liability policies generally exclude coverage for the insured's liability for punitive or exemplary damages.

         For its property and surety lines of business, United Capitol generally uses standard industry policy forms which it may modify in some respects.

    MARKETING
         United Capitol principally markets its insurance through approximately 250 wholesale and retail insurance brokerage firms throughout the country whose employees are specially licensed by insurance regulatory authorities as E&S insurance brokers. These brokers submit risk proposals to United Capitol for its review and underwriting analysis. No brokers have the authority to bind United Capitol and United Capitol does not delegate underwriting or claims management authority to nonaffiliated managing general agents or other independent agents or brokers. Due to the specialized nature of United Capitol's business, policy writings tend to be concentrated among a small group of brokerage firms committed to United Capitol's products. For the years ended December 31, 1994, 1993 and 1992, United Capitol's top ten brokerage firms generated approximately 42%, 49% and 45%, respectively, of gross written premiums in those periods. In 1994, 1993 and 1992, United Capitol's top brokerage firm produced 12%, 14% and 12%, respectively, of its gross written premiums.

    UNDERWRITING
         All underwriting and pricing decisions are made by United Capitol or its subsidiaries' employees and reviewed by senior management. Given the hazardous, unique or unusual nature of the risks United Capitol insures, its underwriters carefully analyze the risks associated with each application for insurance. United Capitol's underwriters evaluate the prior loss history, the inherent risk characteristics and the financial condition of the applicant where appropriate. For asbestos abatement contractors, the underwriting process also includes evaluation of the contractor's qualifications, experience and operating procedures. For all liability coverages, and particularly when determining whether liability coverage will be offered on an occurrence form, United Capitol's underwriting analysis includes evaluation of the likely "tail" period between an insured occurrence and the time a claim is likely to be made.

    COMPETITION
          The excess and surplus lines market is significantly affected by conditions in the commercial property and casualty market, which are highly cyclical and intensely competitive as to price and terms. Many of United Capitol's existing or potential competitors are larger, have considerably greater financial and other resources, have greater experience in the insurance industry, have longer relationships with their brokers and insureds and offer a broader line of insurance products than United Capitol. United Capitol competes with other excess and surplus lines insurers, other forms of insurance organizations such as risk retention groups and other alternative risk mechanisms. United
    Capitol also competes with admitted insurers since a risk may not be offered to an excess and surplus lines insurer if an admitted insurer is willing to insure the risk. The property and casualty industry is particularly competitive with respect to price and terms, and United Capitol will compete on that basis only when there remains reasonable expectation of underwriting profits. United Capitol believes its competitive strengths are its underwriting discipline, quality service and effective claims administration.

REINSURANCE
    The Company's insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies to limit their exposure to loss and to provide greater diversification of risk. The reinsurance coverages and terms are tailored to the specific risk characteristics of the underlying product line. Reinsurance contracts do not relieve the Company of its primary
obligations to claimants.   A contingent liability exists with respect to
reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Capsure places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. At December 31, 1994, Capsure's largest reinsurance receivable, including prepaid reinsurance premiums of $1.3 million and estimated ceded incurred but not reported ("IBNR") losses of $12.0 million, was approximately $18.9 million with Generali - U.S. Branch. Generali - U.S. Branch is rated A (Excellent), XV by A.M. Best. No other receivable from a single reinsurer exceeded 10% of total reinsurance receivables.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
    The liability for unpaid losses and loss adjustment expenses ("LAE") is based on estimates of (a) the ultimate settlement value of reported claims, (b) IBNR claims, (c) future expenses to be incurred in the settlement of claims and
(d) claim recoveries. These estimates are determined based on Company and industry loss experience as well as consideration of current trends and conditions. The liability for unpaid losses and LAE is an accounting estimate and, similar to other accounting estimates, there is the potential that actual future loss payments will differ from the initial estimate. The methods of determining such estimates and the resulting estimated liability are continually reviewed and updated. Changes in the estimated liability are reflected in operating income in the year in which such changes are determined.

    Each of Capsure's insurance subsidiaries employs prudent reserving approaches in establishing the estimated liability for unpaid loss and LAE due to the inherent difficulty and variability in the estimation process. In addition, Capsure utilizes independent actuarial firms of national standing to conduct periodic reviews of claim procedures and loss reserving practices, and annually obtains actuarial certification as to the reasonableness of actuarial assumptions used and the sufficiency of year-end reserves for each of its principal insurance subsidiaries.

    A table is included in both Management's Discussion and Analysis and Note 7 to the Consolidated Financial Statements which presents a reconciliation of beginning and ending consolidated loss reserve balances for the three years ended December 31, 1994. Such tables highlight the impact of favorable revisions to the estimated liability established in prior years.

    A reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles ("GAAP"), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting principles ("SAP") follows (dollars in thousands):

                                                                                    Years Ended December 31,
                                                                            ---------------------------------------
                                                                               1994           1993          1992
                                                                            ----------     ----------    ----------
                                                                                                         (Restated)
Reserves at end of year, GAAP basis . . . . . . . . . . . . . . . . . .     $  149,041     $  135,825    $  128,122
Estimated salvage and subrogation recoverable,
   not anticipated under SAP  . . . . . . . . . . . . . . . . . . . . .          6,881          6,465         6,479
Estimated reinsurance recoverable netted against
   gross reserves for SAP . . . . . . . . . . . . . . . . . . . . . . .        (38,606)       (33,829)      (30,977)
                                                                            ----------     ----------    ----------
Reserves at end of year, SAP basis  . . . . . . . . . . . . . . . . . .     $  117,316     $  108,461    $  103,624
                                                                            ==========     ==========    ==========

    The following table presents the development under GAAP of combined balance sheet reserves for 1985 through 1994, including periods prior to Capsure's ownership. The top line of the table shows the combined reserves at the balance sheet date for each of the indicated periods. The amount of the reserves represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date, including IBNR reserves. The upper portion of the table shows the reestimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual periods. The cumulative redundancy (deficiency) represents the aggregate change in the estimates over all prior years. It should be noted that the table presents a "run off" of balance sheet reserves rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years (dollars in thousands):

                                                AS OF DECEMBER 31,
                               -------------------------------------------------------
                                 1994       1993       1992       1991       1990
                               --------   --------   --------   --------   --------
Reserves for unpaid
  losses and LAE  . . . . . .  $149,041  $138,347   $130,435   $130,596   $124,708
Reserves re-estimated as of:
  One year later    . . . . .        --   122,657    113,941    120,481    126,544
  Two years later   . . . . .        --        --    100,088    103,560    115,759
  Three years later   . . . .        --        --         --     89,984    101,381
  Four years later    . . . .        --        --         --         --     90,377
  Five years later    . . . .        --        --         --         --         --
  Six years later   . . . . .        --        --         --         --         --
  Seven years later   . . . .        --        --         --         --         --
  Eight years later   . . . .        --        --         --         --         --
  Nine years later  . . . . .        --        --         --         --         --
Cumulative redundancy
  (deficiency)  . . . . . . .  $     --  $ 15,690   $ 30,347   $ 40,612   $ 34,331
                               ========   =======   ========   ========   ========

Cumulative redundancy
  (deficiency) as a percentage
  of original estimate  . . .        --      11.3%      23.3%      31.1%      27.5%
                               ========   =======   ========   ========   ========

Cumulative amount of
  liability paid through:
   One year later    . . . . . $     --  $ 19,084  $ 16,201    $ 21,280   $ 20,982
   Two years later   . . . . .       --        --    30,370      34,650     37,279
   Three years later   . . . .       --        --        --      44,610     47,676
   Four years later    . . . .       --        --        --          --     55,701
   Five years later    . . . .       --        --        --          --         --
   Six years later   . . . . .       --        --        --          --         --
   Seven years later   . . . .       --        --        --          --         --
   Eight years later   . . . .       --        --        --          --         --
   Nine years later  . . . . .       --        --        --          --         --

                                               AS OF DECEMBER 31,
                               ------------------------------------------------
                                 1989      1988      1987      1986      1985
                               --------   -------   -------   -------   -------
Reserves for unpaid
  losses and LAE  . . . . . .  $116,565   $83,733   $63,537     $22,483    $14,906
Reserves re-estimated as of:
  One year later    . . . . .   114,911    89,453    54,856      19,796     17,184
  Two years later   . . . . .   117,260    89,513    55,991      19,697     16,152
  Three years later   . . . .   107,322    89,728    54,011      18,352     15,950
  Four years later    . . . .    97,016    81,957    54,329      18,230     14,958
  Five years later    . . . .    89,067    75,375    47,991      17,072     15,362
  Six years later   . . . . .        --    70,944    46,629      16,825     14,813
  Seven years later   . . . .        --        --    43,991      17,057     15,181
  Eight years later   . . . .        --        --        --      16,742     16,092
  Nine years later  . . . . .        --        --        --          --     15,629
Cumulative redundancy
  (deficiency)  . . . . . . .  $ 27,498   $12,789   $19,546     $ 5,741     $ (723)
                               ========   =======   =======     =======    =======

Cumulative redundancy
  (deficiency) as a percentag
  of original estimate  . . .      23.6%     15.3%     30.8%       25.5%      (4.9)%
                               ========   =======   =======     =======    =======

Cumulative amount of
  liability paid through:
  One year later    . . . . .  $ 19,737   $15,787   $10,398     $ 5,379    $ 5,800
   Two years later   . . . . .   35,736    25,446    18,079       9,487      8,831
   Three years later   . . . .   48,580    37,387    23,232      11,916     10,905
   Four years later    . . . .   56,648    44,973    27,772      12,872     12,507
   Five years later    . . . .   63,911    49,070    32,905      13,687     12,983
   Six years later   . . . . .       --    55,183    34,281      15,129     13,479
   Seven years later   . . . .       --        --    36,841      15,406     14,750
   Eight years later   . . . .       --        --        --      15,874     14,898
   Nine years later  . . . . .       --        --        --          --     15,293



REGULATION
    Capsure's insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they transact business under statutes which delegate regulatory, supervisory and administrative powers to state insurance regulators. In general, an insurer's state of domicile has principal responsibility for such regulation which is designed generally to protect policyholders rather than investors and relates to matters such as the standards of solvency which must be maintained; the licensing of insurers and their agents; the examination of the affairs of insurance companies, including periodic financial and market conduct examinations; the filing of annual and other reports, prepared on a statutory basis, on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. Licensed or admitted insurers generally must file with the insurance regulators of such states, or have filed on its behalf, the premium rates and bond and policy forms used within each state. In some states, approval of such rates and forms must be received from the insurance regulators in advance of their use.

    Western Surety is domiciled in South Dakota and licensed in all other states and the District of Columbia. Universal Surety is domiciled in Texas and licensed in 15 other states. United Capitol is domiciled in Wisconsin, licensed in Arizona and approved, or not disapproved, as a nonadmitted insurer in all other states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Nonadmitted insurers are generally permitted to operate with a greater degree of freedom from various regulations. In the future, it is likely that more extensive regulatory requirements or restrictions may be imposed upon nonadmitted insurers, which may increase operating costs associated with compliance.

    Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company's stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implication on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property/casualty insurance companies is included in both Management's Discussion and Analysis and Note 10 to the Consolidated Financial Statements. Without prior regulatory approval in 1995, Capsure's insurance subsidiaries may pay stockholder dividends of $19.3 million in the aggregate. In 1994, 1993 and 1992, Capsure received $21.0 million (including $5.0 million of dividends requiring prior approval), $11.8 million, and $29.0 million (including $15.1 million of dividends requiring prior approval), respectively, in dividends from its insurance subsidiaries.

    Capsure's insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities. The South Dakota Department of Commerce and Regulation - Division of Insurance conducted its last triennial examination of Western Surety as of December 31, 1991. This examination covered both financial and market conduct procedures. The Texas Department of Insurance conducted its triennial examination of Universal Surety as of September 30, 1992. This examination included both financial and market conduct procedures. The Insurance Department of the State of Wisconsin conducted a financial examination of United Capitol as of December 31, 1992. There were no significant issues noted which required corrective action by any of Capsure's insurance companies.

    Certain states in which Capsure conducts its business require insurers to join a guaranty association. Guaranty associations provide protection to policyholders of insurers licensed in such states against the insolvency of those insurers. In order to provide the associations with funds to pay certain claims under policies issued by insolvent insurers, the guaranty associations charge members assessments based on the amount of direct premiums written in that state. To date, such assessments have not been material to Capsure's results of operations.

    Western Surety, United Capitol and Universal Surety each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. The underwriting limitations of Western Surety, Universal Surety and United Capitol, based on each insurer's statutory surplus, are currently $3.5 million, $0.6 million and $6.7 million, respectively.

    Management believes that, going forward, regulation of its business will increase rather than decrease both on a federal and state level, thereby increasing the costs associated with compliance.

INVESTMENTS
    Insurance company investment practices must comply with insurance laws and regulations and must also comply with certain covenants under Capsure's $135 million revolving credit facility. Generally, insurance laws and regulations prescribe the nature and quality of and set limits on the various types of
investments which may be made by Capsure's insurance companies.   Capsure's
insurance companies invest funds provided by operations predominantly in high-quality, taxable, fixed income securities.

    Management believes that its investment strategy is conservative, with preservation of capital being the foremost objective. Its investment strategy is also influenced by the terms of the insurance coverages written, its expectations as to the timing of claim payments, debt service requirements, and tax considerations, in particular the existence of the Company's net operating tax loss carryforwards ("NOLs"), as described below.

    A separate investment committee of the Board of Directors of each insurance company establishes investment policy and oversees the management of each portfolio. A professional independent investment adviser is engaged to assist in the management of each company's investment portfolio pursuant to established investment committee guidelines. The insurance companies pay an advisory fee based on the net asset value of the assets under management.

NET OPERATING TAX LOSS CARRYFORWARDS
    In July 1986, the Company emerged from voluntary bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code. Prior to its emergence, the Company was primarily involved in oil and gas exploration and development and providing supplies to the oil and gas industry. Due to a significant downturn in the oil and gas industry in the early 1980s, the Company generated significant losses and was unable to meet its obligations, resulting in its voluntary bankruptcy filing. Upon the emergence from bankruptcy, the Company had oil and gas interests and approximately $300 million in NOLs.
Approximately $226 million of these NOLs are available at December 31, 1994 to reduce the Company's future federal taxable income.

EMPLOYEES
    As of December 31, 1994, the Company employed approximately 600 persons. Since its emergence from bankruptcy in 1986, the Company has not experienced any work stoppages and believes its relations with its employees are good. The Company's current operations are in newly acquired businesses unrelated to its pre-1986 oil and gas operations.

ITEM  2.    PROPERTIES

    The Company subleases its executive offices for an annual rent of approximately $0.1 million from Equity Group Investments, Inc. ("EGI"), a company affiliated with certain directors, officers, and stockholders of the Company. The executive offices are located at Two North Riverside Plaza, Chicago, Illinois 60606. Western Surety leases office space for its executive offices at 101 South Phillips Avenue, Sioux Falls, South Dakota 57102, under a lease expiring in 2002. Western Surety's office space, consisting of approximately 81,600 square feet, is leased from a partnership in which Western Surety owns a 50% interest. The annual rent, which is subject to annual adjustments, was $1.5 million as of December 31, 1994. Western Surety also leases a 14,760 square foot branch office in Dallas, Texas. Annual rent for the branch office was $0.2 million and the lease expires in 1996. United Capitol leases office space for its executive offices at 1400 Lake Hearn Drive, Atlanta, Georgia 30319, under a lease terminating June 30, 1997 with an annual rent of $0.2 million. Universal Surety leases office space for its executive offices at 950 Echo Lane, Suite 250, Houston, Texas 77478, under a lease terminating October 31, 1997 with an annual rent of $0.1 million. Universal Surety also leases space for branch offices in Austin, Dallas and San Antonio, Texas and Overland Park, Kansas for an additional annual rent of approximately $0.1 million.




ITEM  3.    LEGAL PROCEEDINGS

    The Company and its subsidiaries are parties to numerous lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition.




ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART  II


ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

    The Company's common stock ("Common Stock") trades on the New York Stock Exchange under the symbol CSH. Prior to June 16, 1993, the stock traded on the over-the-counter market through NASDAQ under the symbol NUCO. Such over-the-counter market quotations reflected inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 24, 1995, the last reported sale price for the Common Stock was $12.63 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange (or as reported on NASDAQ for the periods presented prior to June 16, 1993) for each calendar quarter from the first quarter of 1993 through the fourth quarter of 1994:

                                                                                 High              Low
                                                                                -----             -----
     1994
         4th Quarter  . . . . . . . . . . . . . . . . . . . . . . . . .       $14.75            $12.13
         3rd Quarter  . . . . . . . . . . . . . . . . . . . . . . . . .        15.38             12.25
         2nd Quarter  . . . . . . . . . . . . . . . . . . . . . . . . .        16.00             12.88
         1st Quarter  . . . . . . . . . . . . . . . . . . . . . . . . .        15.25             13.00

     1993
         4th Quarter  . . . . . . . . . . . . . . . . . . . . . . . . .        17.25             12.75
         3rd Quarter  . . . . . . . . . . . . . . . . . . . . . . . . .        19.38             14.75
         2nd Quarter  . . . . . . . . . . . . . . . . . . . . . . . . .        15.38             13.25
         1st Quarter  . . . . . . . . . . . . . . . . . . . . . . . . .        15.63             12.25


    The number of stockholders of record of Common Stock on March 24, 1995 was approximately 2,400.

    The Company has not paid dividends on its Common Stock and does not anticipate declaring any dividends on its Common Stock in the near future. The Company's intention is to utilize its available cash to fund acquisitions to meet its growth objectives.

ITEM  6.    SELECTED FINANCIAL DATA

    The following financial information has been derived from the audited Consolidated Financial Statements and notes thereto which appear elsewhere in this or previously issued Annual Reports on Form 10-K and should be read in conjunction with such financial statements and related notes thereto.

    The Company acquired United Capitol in February 1990, Western Surety in August 1992 and Universal Surety in September 1994. The inclusion of the results of United Capitol, Western Surety and Universal Surety from their respective dates of acquisition affects the comparability of financial information. Such results are not necessarily indicative of future results. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 115. In 1993, the Company adopted SFAS No. 109 and No. 113 and has restated prior years' financial information. For a more detailed description of these transactions and their effects on the Company's financial data, see the audited Consolidated Financial Statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in this or previously issued Annual Reports on Form 10-K.

    The following information for the Company is as of and for the years ended December 31, 1994, 1993, 1992, 1991 and 1990 (amounts in thousands, except per share data):


                                                                         Years Ended December 31,
                                                    -----------------------------------------------------------------
                                                       1994          1993          1992          1991         1990
                                                    ----------    ----------    ----------    ---------    ----------
                                                                                (Restated)   (Restated)    (Restated)
Total revenues  . . . . . . . . . . . . . . . .     $  112,662    $  108,445    $   59,519    $  34,890    $   39,034
                                                    ==========    ==========    ==========    =========    ==========

Gross written premiums  . . . . . . . . . . . .     $  102,356    $  100,775    $   50,105    $  23,144    $   24,292
                                                    ==========    ==========    ==========    =========    ==========
Net written premiums  . . . . . . . . . . . . .     $   90,578    $   88,306    $   40,310    $  15,729    $   17,571
                                                    ==========    ==========    ==========    =========    ==========
Net earned premiums . . . . . . . . . . . . . .     $   92,481    $   86,029    $   41,249    $  15,826    $   20,720
                                                    ==========    ==========    ==========    =========    ==========

Underwriting income . . . . . . . . . . . . . .     $   15,233    $   15,224    $    9,932    $   2,484    $    3,265
Net  investment  income . . . . . . . . . . . .         19,129        19,815        15,504       13,823        11,318
Net  investment  gains  . . . . . . . . . . . .            945         2,071           380        1,119           257
Interest expense  . . . . . . . . . . . . . . .         (4,726)       (6,280)       (4,838)      (4,998)       (5,951)
Write-off of unamortized deferred loan fees . .         (1,556)           --            --           --            --
Amortization of goodwill and intangibles  . . .         (3,365)       (3,407)       (1,592)        (852)       (2,035)
Other (expenses) income . . . . . . . . . . . .         (1,881)       (1,905)       (1,914)        (868)        1,946
                                                    ----------    ----------    ----------    ---------    ----------
Income before income taxes  . . . . . . . . . .         23,779        25,518        17,472       10,708         8,800
Income taxes  . . . . . . . . . . . . . . . . .          9,401         9,234         6,777        3,500         3,527
                                                    ----------    ----------    ----------    ---------    ----------
Net income  . . . . . . . . . . . . . . . . . .     $   14,378    $   16,284    $   10,695    $   7,208    $    5,273
                                                    ==========    ==========    ==========    =========    ==========

Weighted average common shares outstanding  . .         15,160        15,036        12,214       10,606        10,420
                                                    ==========    ==========    ==========    =========    ==========
Earnings per common share . . . . . . . . . . .     $      .95    $     1.08    $      .88    $     .79    $      .62
                                                    ==========    ==========    ==========    =========    ==========
Book value per share  . . . . . . . . . . . . .     $    14.61    $    13.80    $    12.25    $    7.68    $     6.25
                                                    ==========    ==========    ==========    =========    ==========

Loss ratio  . . . . . . . . . . . . . . . . . .           25.2%         23.2%         25.8%        58.5%         59.3%
Expense ratio . . . . . . . . . . . . . . . . .           58.3%         59.1%         50.1%        25.8%         24.9%
                                                    ----------    ----------    ----------    ---------    ----------
Combined ratio  . . . . . . . . . . . . . . . .           83.5%         82.3%         75.9%        84.3%         84.2%
                                                    ==========    ==========    ==========    =========    ==========

Invested assets and cash  . . . . . . . . . . .     $  305,898    $  317,077    $  297,974    $ 163,027    $  160,603
Intangible assets and goodwill, net of
    amortization  . . . . . . . . . . . . . . .        102,130        85,566        94,006       22,842        23,694
Total assets  . . . . . . . . . . . . . . . . .        553,370       530,075       507,574      226,536       217,583

Insurance reserves  . . . . . . . . . . . . . .        225,671       205,188       194,357      112,745       108,085
Long-term debt  . . . . . . . . . . . . . . . .         71,000        85,214       103,214       46,352        53,352
Total liabilities . . . . . . . . . . . . . . .        328,505       322,450       323,653      169,404       171,713
Stockholders' equity  . . . . . . . . . . . . .        224,865       207,625       183,921       57,132        45,870

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
    The following is a discussion and analysis of Capsure Holdings Corp. and its subsidiaries' ("Capsure" or the "Company") operating results, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and related notes thereto, which contain additional information regarding the Company's operating results and financial condition.

    On July 31, 1986, the Company emerged from voluntary bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code. As a result of operating losses from oil and gas operations prior to the Company's bankruptcy, the Company emerged from bankruptcy with approximately $300 million in net operating tax loss carryforwards ("NOLs"). Approximately $226 million of these NOLs are available at December 31, 1994 to reduce the Company's future federal taxable income. The Company believes that an analysis of results of operation and financial condition should include an analysis of the Company's ability to reduce its income tax payments through the utilization of NOLs.

    The Company's operations have been focused in the property and casualty insurance business since 1990. Capsure's principal property and casualty insurance entities are Western Surety Company ("Western Surety"), acquired in August 1992, United Capitol Insurance Company ("United Capitol"), acquired in February 1990, and Universal Surety of America ("Universal Surety"), acquired on September 22, 1994.

    Since 1987, soft market conditions characterized by intense competition on rate and contract terms have prevailed in the property and casualty insurance industry. The industry continues to be relatively well-capitalized and underleveraged on an operating basis which exerts continued pressure on rates
and terms.   Although the industry has sustained unprecedented losses from catastrophes in 1992 through 1994, as well as the adverse impact of rising interest rates in 1994, there has not been a meaningful improvement in market conditions. Due to the nature of its business, these market conditions have had little impact on Western Surety; however, United Capitol has been significantly affected by prevailing market conditions. United Capitol has responded to these difficult market conditions by maintaining a disciplined underwriting approach and electing to decline business that may result in unacceptable or inadequately compensated risk. Management believes prevailing market conditions are likely to persist for the near and possibly long-term. Capsure will continue to focus its resources in lines of business where it has or can acquire the requisite underwriting and business processing experience and for which consistent long-term underwriting profits can reasonably be expected. The September 22, 1994 acquisition of Universal Surety, as described below, is an example of this philosophy.

    Western Surety specializes in writing small fidelity and noncontract surety bonds, referred to as "miscellaneous" bonds, and errors and omissions ("E&O") liability insurance and is licensed to write fidelity, surety and casualty insurance in all 50 states and the District of Columbia. Western Surety is rated A+ (Superior) by A.M. Best Company, Inc. ("A.M. Best"). Bonds underwritten by Western Surety are relatively low-risk, low-premium products where prompt service, easy-to-use forms and availability of an extensive array of bond products are emphasized. One of the largest writers of miscellaneous bonds in the United States, Western Surety has experienced overall growth in gross written premiums since 1990 in spite of the soft market. This growth is attributable to its product specialization, underwriting expertise and broad distribution network as well as to legislatively mandated bond limit increases, and to bonding requirements legislated by various states and municipalities. Substantially all of Western Surety's bonds are mandated by various state statutes and local ordinances. Such factors have largely insulated Western Surety from the effects of prevailing market conditions in the broader commercial property and casualty insurance industry. Management believes, with respect to Western Surety's products, that the Company's results of operations will not be significantly affected by new miscellaneous bond requirements or by the repeal of any existing legislated bonding requirements.

    Universal Surety specializes in the underwriting of small contract and miscellaneous surety bonds. Universal Surety is rated A (Excellent) by A.M. Best and is licensed in 16 southern states with most of its business generated in Texas (75% of 1994 gross written premiums). Contract bonds underwritten by Universal Surety are primarily contractor performance and payment bonds in amounts under $3.0 million for which underwriting expertise and distinctive service to agents are emphasized. Universal Surety underwrites primarily standard accounts and some specialty accounts for which it will utilize supplemental collateral arrangements and excess rates for contractors not qualified for standard surety rates. Universal Surety also reduces its exposure through participation in the Small Business Administration ("SBA") Surety Bond Guarantee Program. Under this program, the SBA will generally reimburse Universal Surety for 80% of losses and loss adjustment expenses incurred on any SBA guaranteed bond in exchange for 20% of the premium. Contract bonds are more affected by prevailing market and general economic conditions than noncontract bonds.

    Universal Surety's preacquisition financial results have been exceptional. Gross written premiums have grown from $5.1 million for the year ended December 31, 1990 to $15.3 million for the twelve months (including results prior to acquisition) ended December 31, 1994. A weighted average combined ratio below
80.0% was maintained over this same period.   These results compare favorably
to national contract surety bond insurers. Universal Surety's overall growth in gross written premiums and underwriting income during this period was attributable to its product specialization, underwriting expertise and the strong economy in its geographic region. Such growth was also characterized by measured expansion restricted by its ability to attract qualified underwriting and claims personnel and maintain distinctive service to its agents. The planned expansion of Universal Surety's small contract surety products through Western Surety's broad distribution network will be similarly controlled. However, there can be no assurance that Universal Surety's preacquisition results will be indicative of future operating results under the ownership and management of Capsure.

    United Capitol writes specialty property and casualty insurance primarily as an excess and surplus lines insurer. United Capitol is rated A (Excellent) by A.M. Best. United Capitol provides principally general liability insurance, including directors' and officers' liability ("D&O"), product liability and other liability coverages, to businesses which have hazardous, unique or unusual risks. Policies underwritten by United Capitol are relatively high-risk, high-premium products which require individual risk underwriting and pricing expertise. United Capitol has experienced significant declines in gross written premiums as it has adhered to its strategy of strict underwriting discipline and has declined to write what it believes to be underpriced business.


RESULTS OF OPERATIONS
    The components of income for each of the past three years are summarized as follows (dollars in thousands):

                                                                        Years Ended December 31,
                                                              --------------------------------------------
                                                                  1994            1993            1992
                                                               -----------     -----------    ------------

       Underwriting income  . . . . . . . . . . . . . . . .   $     15,233     $    15,224    $      9,932
       Net investment income  . . . . . . . . . . . . . . .         19,129          19,815          15,504
       Net investment gains . . . . . . . . . . . . . . . .            945           2,071             380
       Interest expense . . . . . . . . . . . . . . . . . .         (4,726)         (6,280)         (4,838)
       Write-off of unamortized deferred loan fees  . . . .         (1,556)             --              --
       Amortization of goodwill and intangibles . . . . . .         (3,365)         (3,407)         (1,592)
       Other expenses . . . . . . . . . . . . . . . . . . .         (1,881)         (1,905)         (1,914)
                                                              ------------     -----------    ------------
       Income before income taxes . . . . . . . . . . . . .         23,779          25,518          17,472
       Income taxes . . . . . . . . . . . . . . . . . . . .          9,401           9,234           6,777
                                                              ------------     -----------    ------------
               Net income . . . . . . . . . . . . . . . . .   $     14,378     $    16,284    $     10,695
                                                              ============     ===========    ============


INSURANCE UNDERWRITING
    Underwriting results for the past three years are summarized in the following table (dollars in thousands):

                                Surety and Fidelity         Excess and Surplus Lines                Consolidated
                          ------------------------------  -----------------------------   --------------------------------------
                             1994      1993      1992       1994      1993       1992        1994           1993          1992
                          ---------  --------- ---------  --------- --------- ---------    ------------   -----------   --------

Gross written premiums..  $  75,324  $ 72,064  $  23,039  $ 27,032  $ 28,711  $   27,066   $    102,356   $   100,775   $ 50,105
                          =========  ========  =========  ========  ========  ==========   ============   ===========   ========

Net written premiums....  $   73,527 $  70,598 $  22,670  $ 17,051  $ 17,708  $   17,640   $     90,578   $    88,306   $ 40,310
                          ========== ========= =========  ========  ========  ==========   ============   ===========   ========

Net earned premiums.....  $   73,255 $  67,941 $  25,101  $ 19,226  $ 18,088  $   16,148   $     92,481    $   86,029   $ 41,249
                          ---------- --------- ---------  --------  --------  ----------   ------------    ----------   --------
Net losses and
    loss adjustment.....      11,592    11,367     3,651    11,752     8,590       7,010         23,344        19,957     10,661
Underwriting expenses...      49,583    46,933    17,346     4,321     3,915       3,310         53,904        50,848     20,656
                          ---------- --------- ---------  --------  --------  ----------   ------------    ----------   --------
Total losses and
   expenses.............      61,175    58,300    20,997    16,073    12,505      10,320         77,248        70,805     31,317
                          ---------- --------- ---------  --------  --------  ----------   ------------    ----------   --------

Underwriting income.....  $   12,080 $   9,641 $   4,104  $  3,153  $  5,583  $    5,828   $     15,233    $   15,224   $  9,932
                          ========== ========= =========  ========  ========  ==========   ============    ==========   ========

Loss ratio .............        15.8%     16.7%     14.6%     61.1%     47.5%       43.4%          25.2%         23.2%      25.8%
Expense ratio...........        67.7%     69.1%     69.1%     22.5%     21.6%       20.5%          58.3%         59.1%      50.1%
                          ---------- --------- ---------  --------  --------  ----------   ------------    ----------   --------
Combined ratio..........        83.5%     85.8%     83.7%     83.6%     69.1%       63.9%          83.5%         82.3%      75.9%
                          ========== ========= =========  ========  ========  ==========   ============    ==========   ========



    Surety and fidelity represents the combined results of Western Surety, since its acquisition in August 1992, and Universal Surety, since its September 22, 1994 acquisition. Surety and fidelity are the principal lines of business of Western Surety and Universal Surety. Excess and surplus lines represents the results of United Capitol. United Capitol's principal lines of business are other liability, product liability and commercial property primarily written on an excess and surplus lines basis.

    Gross written premiums increased $1.6 million for the year ended December 31, 1994. Western Surety experienced a 1.1% decrease in gross written premiums, mainly due to a decline in public official bond premiums as compared to 1993. This decline, which was expected, was caused by the cyclical nature of these bonds. Writings for this product typically increase every other year, following the November elections. Universal Surety contributed $4.0 million of gross written premiums since its acquisition in September 1994. United Capitol's gross written premiums decreased 5.8%, or $1.7 million in 1994. Significant declines in the asbestos abatement and other primary casualty business were partially offset by the addition of $5.7 million in gross written premiums of D&O business produced by the Company's Fischer Underwriting Group, Incorporated ("Fischer") which was acquired in November 1993 by a subsidiary of United Capitol. United Capitol's premium volume, particularly in the increasingly competitive asbestos abatement line, continued to be significantly affected by prolonged soft market conditions.

    Net earned premiums increased $6.5 million for the year ended December 31, 1994. Western Surety's net earned premiums increased 1.9% in 1994 compared to 1993. Universal Surety contributed net earned premiums of $4.0 million in 1994. United Capitol's net earned premiums increased 6.3%, or $1.1 million in 1994, primarily as a result of the recognition of $2.5 million of contingent reinsurance premiums related to an excess of loss reinsurance treaty. Excluding the recognition of the contingent premiums, net earned premiums decreased 7.5% at United Capitol.

    Gross written premiums increased $50.7 million for the year ended December 31, 1993, principally due to the inclusion of Western Surety results for a full year. United Capitol's gross written premiums increased $1.6 million, or 6.1%, primarily due to increases in the property and non-asbestos general liability insurance lines of business combined with the addition of D&O insurance more than offsetting the decline in the asbestos abatement liability business.

    Net earned premiums increased $44.8 million for the year ended December 31, 1993, primarily due to the inclusion of a full year of operating results of Western Surety. United Capitol's net earned premiums increased 12.0%, or $1.9 million in 1993, reflecting the increase in net written premiums in prior years.

    Underwriting income for the year ended December 31, 1994 was virtually unchanged as compared to the prior year despite increased net earned premiums. The consolidated combined ratio increased to 83.5% in 1994 from 82.3% in 1993. The consolidated loss ratio increased to 25.2% in 1994 from 23.2% in 1993, reflecting less favorable development of prior years' loss reserves at United Capitol than was experienced in 1993. United Capitol's loss ratio increased to 61.1% in 1994 from 47.5% in 1993. Excluding the effects of favorable development, United Capitol would have reported loss ratios of 98.3% and 110.3% in 1994 and 1993, respectively. The surety and fidelity loss ratio decreased to 15.8% in 1994 from 16.7% in 1993, primarily due to favorable development of prior years' loss reserves and increased salvage recoveries at Western Surety.

    The consolidated expense ratio decreased to 58.3% in 1994, compared to 59.1% in 1993. The surety and fidelity expense ratio decreased to 67.7% in 1994 from 69.1% in 1993. Net commissions, brokerage and other underwriting expenses incurred at Western Surety were effectively controlled during 1994, offsetting increased costs associated with enhancing Western Surety's computer systems. United Capitol's expense ratio increased to 22.5% in 1994 compared to 21.6% in 1993.

    Underwriting income for the year ended December 31, 1993 increased $5.3 million as compared to the prior year, principally due to the inclusion of Western Surety results for a full year. The consolidated combined ratio increased to 82.3% in 1993 from 75.9% in 1992. The consolidated loss ratio decreased to 23.2% in 1993 from 25.8% in 1992, largely due to the inclusion of Western Surety for a full year partially offset by increased losses at United Capitol. The surety and fidelity loss ratio increased to 16.7% in 1993 from 14.6% in 1992, mainly due to increased losses on certain motor vehicle dealer bonds. United Capitol's loss ratio increased to 47.5% in 1993 from 43.4% in 1992, reflecting the impact of competitive market conditions. Excluding the effects of favorable development, United Capitol would have reported loss ratios of 110.3% and 86.2% in 1993 and 1992, respectively.

    The consolidated expense ratio increased to 59.1% in 1993 from 50.1% in 1992, reflecting the inclusion of full year results of operations for Western Surety. The surety and fidelity expense ratio was 69.1% in both 1993 and 1992. United Capitol's expense ratio increased slightly to 21.6% in 1993 from 20.5% in 1992.

INVESTMENT INCOME
    Net investment income for the years ended December 31, 1994, 1993 and 1992 was $19.1 million, $19.8 million and $15.5 million, respectively. Investment results for each year were negatively impacted by declining interest rates through the end of 1993. The $4.3 million increase in net investment income in 1993 over 1992 reflects the inclusion of a full year of Western Surety's investing activity which more than offset the impact of declining investment yields. The average pretax yields of the portfolio for the years ended December 31, 1994, 1993 and 1992 were 6.5%, 6.8% and 7.6%, respectively.

    Capsure's insurance companies invest funds provided by operations predominantly in high-quality, short-duration, taxable fixed income securities. Beginning in 1994, the Investment Committees of the Board of Directors of the Company and its insurance subsidiaries have approved the investment of up to $26 million in the aggregate by the insurance subsidiaries and at the parent company level in publicly traded nonaffiliated real estate investment trust ("REIT") equity securities. At December 31, 1994, the carrying value of the
Company's REIT portfolio was approximately $24.3 million.   The preservation of
capital and utilization of the Company's available NOLs are Capsure's principal investment objectives.

ANALYSIS OF OTHER OPERATIONS
    Net investment gains were $0.9 million, $2.1 million and $0.4 million for the years ended December 31, 1994, 1993 and 1992, respectively. Net investment gains of $1.9 million in 1994 and $3.1 million in 1993 resulted from the sale of equity securities in the investment portfolio at the parent company level which more than offset net investment losses of $0.4 million and $1.0 million, respectively, from the insurance operations. There were no parent company level net investment gains recognized in 1992. Included in 1994 net investment gains were $0.5 million of net unrealized investment losses on the trading securities portfolio held at the parent company level. The net investment losses from the insurance operations in 1993 were primarily due to a $2.5 million write-down to fair value of two interest-only securities reflecting lower future expected cash flows of these securities as a result of an accelerated level of mortgage prepayments, partially offset by $1.5 million of net investment gains from the sale of other securities.

    Amortization expense was $3.4 million for the years ended December 31, 1994 and 1993 and $1.6 million in 1992. Amortization expense in 1994, 1993 and 1992 included $1.3 million, $1.8 million and $0.6 million, respectively, of amortization of intangible assets and $2.1 million, $1.6 million and $1.0 million, respectively, of amortization of excess cost over net assets acquired related to the acquisitions of Western Surety, Universal Surety, United Capitol and Fischer. Excess cost over net assets acquired is amortized substantially over 40 years. Other intangible assets are amortized over periods ranging from three to 20 years.

    Interest expense decreased 24.7%, or $1.6 million for the year ended December 31, 1994, reflecting the effect of reduced debt. The Company's average debt outstanding for the twelve months ended December 31, 1994 was approximately $74.0 million compared to $96.0 million in 1993. In connection with the early retirement of the Company's bank term loans, the Company incurred a $1.6 million write-off of unamortized deferred loan fees in the year ended December 31, 1994. Interest expense increased 29.8%, or $1.4 million for the year ended December 31, 1993. The increase was attributable to increased borrowings in connection with the acquisition of Western Surety which more than offset the effects of lower average interest rates.

INCOME TAXES
    Income taxes were $9.4 million, $9.2 million and $6.8 million for the years ended December 31, 1994, 1993 and 1992, respectively. The effective income tax rates were 39.5%, 36.2% and 38.8%, respectively. The increase in the 1994 effective tax rate over prior years was attributable to an increased level of nondeductible goodwill amortization in connection with the acquisitions of Universal Surety and Fischer as well as certain delayed provisions of the Revenue Reconciliation Act of 1993. The Company's income tax expense does not approximate actual taxes paid, primarily due to the utilization of the Company's NOLs. Actual income taxes paid were $0.6 million for the years ended December 31, 1994 and 1993, respectively, and $0.7 million for the year ended December 31, 1992.

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

    The Company believes total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including anticipated income tax sharing payments of its insurance operations. Management believes the duration of each insurance subsidiary's portfolio is properly matched with the expected duration of its liabilities. At December 31, 1994, the carrying value of the Company's invested assets of the insurance operations was comprised of $246.6 million of fixed maturities (at fair value), $20.6 million of equity securities, $17.5 million of short-term investments, $4.1 million of other investments and $3.8 million of cash. At December 31, 1993, the carrying value of the Company's invested assets of the insurance operations was comprised of $229.5 million of fixed maturities (at amortized cost), $48.4 million of short-term investments, $5.5 million of other investments and $2.2 million of cash and $0.8 million of equity securities.

    Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses. At December 31, 1994, the carrying value of the Company's invested assets of the non-insurance operations, principally at the parent company level, was comprised of $7.6 million of equity securities, $4.6 million of short-term investments, $0.8 million of other investments and $0.3 million of cash. At December 31, 1993, the carrying value of the Company's non-insurance operations invested assets, principally at the parent company level, was comprised of $20.8 million of short-term investments, $8.7 million of equity securities and $1.1 million of cash.

    The Company's consolidated net cash flow provided by operating activities was $29.3 million, $32.1 million and $18.7 million for the years ended December 31, 1994, 1993 and 1992, respectively. Consolidated operating cash flow (pretax income excluding the write-off of deferred loan fees, net investment gains and amortization of goodwill and intangibles) for the year ended December 31, 1994, was $27.8 million as compared to $26.9 million in 1993 and $18.7 million in 1992.

    On March 29, 1994, the Company formed a direct, wholly owned subsidiary, Capsure Financial Group, Inc. ("CFG"), to which Capsure contributed substantially all its assets and liabilities. Concurrently, CFG entered into a senior reducing revolving credit agreement with a syndicate of banks for $135 million (the "Credit Facility"). At closing, $68 million of funds drawn under the Credit Facility, together with a portion of the Company's cash, were used to repay $84.6 million of previously existing bank term debt. Paydowns of $25 million and borrowings of $28 million for the acquisition of Universal Surety have occurred since then. The remaining availability under the Credit Facility of $64 million may be used to finance future acquisitions and for general corporate purposes.

    Principal and interest payments required under the Credit Facility are funded principally by dividend and intercompany tax sharing payments received from Capsure's insurance subsidiaries.

    Capsure's insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business, including regulations with respect to the payment of dividends. Without prior regulatory approval in 1995, Capsure's insurance subsidiaries may pay stockholder dividends of $19.3 million in the aggregate. In 1994, 1993 and 1992 Capsure received $21.0 million (including $5.0 million of dividends requiring prior approval), $11.8 million, and $29.0 million (including $15.1 million of dividends requiring prior approval), respectively, in dividends from its insurance subsidiaries.

    Intercompany tax sharing agreements between Capsure and its subsidiaries provide that income taxes shall be allocated based upon separate return calculations in accordance with the Internal Revenue Code of 1986, as amended. Intercompany tax payments are remitted at such times as estimated tax payments would be required to be made to the Internal Revenue Service. Capsure received tax sharing payments from its subsidiaries of $12.3 million, $13.0 million and $9.0 million in 1994, 1993 and 1992, respectively.

    On September 22, 1994, Capsure, through its wholly owned subsidiary, CFG, acquired all of the outstanding common stock of Universal Surety Holding Corp. ("USHC"). USHC is the holding company of Universal Surety. Capsure paid $28 million in cash and $4 million in Capsure stock for USHC, pursuant to a Stock Purchase Agreement dated as of July 26, 1994. The cash portion of the purchase price was financed with borrowings under Capsure's $135 million Credit Facility.

    The Company continues to pursue acquisitions of financial services businesses with a particular focus on the insurance industry. Although the emphasis is on financial services and insurance, the Company may consider other investments that would further enhance the Company's value.

FINANCIAL CONDITION
    A significant factor affecting the Company's financial condition is the Company's policy with respect to investing insurance-related funds. The Company's policy is to invest a substantial portion of such funds in high-quality, short-duration mortgage pass-through instruments, collateralized mortgage obligations ("CMOs") and other asset-backed securities. CMOs differ from traditional fixed maturities in that they may expose the investor to yield variability and even principal risk due to such factors as high mortgage prepayment rates and defaults and delinquencies in the underlying asset pool. Management believes it has reduced prepayment variability by investing only in short tranches and by owning a substantial amount of planned amortization class ("PAC") tranches which are structured largely to insulate the investor from prepayment risk. A PAC tranche is structured to amortize in a predictable manner and, therefore, the risk of prepayment of the underlying collateral is shifted to other tranches, whose owners are willing to accept such risk. Further, management believes it has minimized credit risk primarily by purchasing only securities rated A or better on the date of acquisition and which are collateralized or guaranteed by U.S. Government agencies or have substantial credit enhancement in the form of financial guarantees, mortgage insurance, letters of credit, over- collateralization, subordinated structures and excess servicing spreads. Management monitors the investment portfolio of the insurance subsidiaries and the current rating of each security owned on a monthly basis. Beginning in 1994, the Investment Committees of the Board of Directors of the Company and its insurance subsidiaries have approved the investment of up to $26 million in the aggregate by the insurance subsidiaries and at the parent company level in publicly traded nonaffiliated REIT equity securities. At December 31, 1994, the carrying value of the Company's REIT portfolio was approximately $24.3 million.

    The following table sets forth the composition by ratings assigned by The Standard & Poors Corporation ("S&P") or Moody's Investor Services, Inc. ("Moody's") of the fixed income portfolio of the Company as of December 31, 1994 (dollars in thousands):

                                                                    Amortized
                                                                       Cost            Percent
                                                                   -----------         -------
                 Credit Rating
                 -------------
                 AAA/Aaa  . . . . . . . . . . . . . . . . . . .    $    227,751           87.5%
                 AA/Aa  . . . . . . . . . . . . . . . . . . . .           9,291            3.6
                 A/A  . . . . . . . . . . . . . . . . . . . . .          18,666            7.2
                 BBB/Baa or lower . . . . . . . . . . . . . . .           4,514            1.7
                 Not rated  . . . . . . . . . . . . . . . . . .              74             --
                                                                   ------------        -------
                      Total   . . . . . . . . . . . . . . . . .    $    260,296         100.0%
                                                                   ============        =======

    Another critical factor affecting the Company's financial condition is the Company's policies with respect to loss and loss adjustment expense reserves. Each of Capsure's insurance subsidiaries employs prudent reserving approaches in establishing the estimated liability for unpaid loss and loss adjustment expenses due to the inherent difficulty and variability in the estimation process. The liability for unpaid losses and loss adjustment expenses is based on estimates of (a) the ultimate settlement value of reported claims, (b) incurred but not reported ("IBNR") claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries. The liability for unpaid losses and loss adjustment expenses is an accounting estimate and, similar to other accounting estimates, there is the potential that actual future loss payments will differ from the initial estimate. The methods of determining such estimates and the resulting estimated liability are continually reviewed and updated. Changes in the estimated liability are reflected in operating income in the year in which such changes are determined.

    The following table presents selected loss and loss adjustment expense information (gross of reinsurance) and highlights the impact of revisions to the estimated liability established in prior years (dollars in thousands):

                                                                 1994            1993            1992
                                                              -----------     -----------    ------------
       Gross balance at January 1 . . . . . . . . . . . . .   $   135,825     $   128,122    $    101,542

       Balance at date of acquisition . . . . . . . . . . .         2,738              --          28,516

       Incurred related to:
       Current year . . . . . . . . . . . . . . . . . . . .        46,206          41,398          24,428
       Prior years  . . . . . . . . . . . . . . . . . . . .       (14,522)        (14,991)         (9,862)
                                                              -----------     -----------    ------------
       Total incurred . . . . . . . . . . . . . . . . . . .        31,684          26,407          14,566
                                                              -----------     -----------    ------------

       Paid related to:
       Current year . . . . . . . . . . . . . . . . . . . .         3,003           2,266           1,665
       Prior years  . . . . . . . . . . . . . . . . . . . .        18,203          16,438          14,837
                                                              -----------     -----------    ------------
       Total paid . . . . . . . . . . . . . . . . . . . . .        21,206          18,704          16,502
                                                              -----------     -----------    ------------

       Gross balance at December 31 . . . . . . . . . . . .   $   149,041     $   135,825    $    128,122
                                                              ===========     ===========    ============

    As a result of favorable claim settlements and changes in estimates of insured events in prior years, the provision for losses and loss adjustment expenses decreased by $14.5 million ($8.3 million, net of reinsurance) in 1994, $15.0 million ($11.3 million, net of reinsurance) in 1993 and $9.9 million ($7.5 million, net of reinsurance) in 1992.

    The National Association of Insurance Commissioners ("NAIC") has promulgated Risk-Based Capital ("RBC") requirements for property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC information will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions on the behalf of the company or regulators. As of December 31, 1994, each of Capsure's insurance subsidiaries had a Ratio that was substantially in excess of the minimum RBC requirements.

    Capsure's insurance subsidiaries require capital to support premium writings. In accordance with industry and regulatory guidelines, the net written premiums to surplus ratio of a property and casualty insurer should not exceed 3 to 1 (the terms of the Credit Facility limit this ratio further to 2.75 to 1 for Western Surety and Universal Surety and 2 to 1 for United Capitol). On December 31, 1994, Western Surety's statutory surplus was $37.1 million and its net written premiums to surplus ratio was 2 to 1. On December 31, 1994, Universal Surety's statutory surplus was $7.6 million and its net written premiums to surplus ratio was 1.9 to 1. On December 31, 1994, United Capitol's statutory surplus was $61.8 million and its net written premiums to surplus ratio was 0.3 to 1. The Company believes that each insurance company's statutory surplus is sufficient to support its current and anticipated premium levels.

    The Internal Revenue Service has not examined the Company's tax returns for the years in which the Company reported net operating losses. Under Section 382 of the Internal Revenue Code, certain restrictions on the utilization of NOLs will apply if there is an ownership change of a corporation entitled to use such carryovers. The Company believes that there is currently no restriction on the ability of the Company to utilize its NOLs. It is possible that future transactions involving the common stock or rights to acquire such stock could cause an ownership change of the Company resulting in restrictions of the Company's ability to utilize the NOLs during all taxable periods after the date of such ownership change. The Company has adopted provisions in its Certificate of Incorporation designed to facilitate the Company's ability to preserve and utilize its NOLs.

ENVIRONMENTAL LIABILITIES
    The Company was engaged in oil and gas production, exploration and development until mid-1993. In connection with the sale of substantially all of the Company's oil and gas properties, the buyers assumed all material environmental liabilities.

    United Capitol, in the ordinary course of business, chooses to underwrite accounts which have hazardous, unique or unusual risk characteristics and applies a strict and specialized underwriting discipline to such risks. Since United Capitol's organization in 1986, its liability policies have included an absolute pollution coverage exclusion (except for policies offering pollution liability coverage to contractors involved in the remediation of preexisting pollution). In addition, except as discussed below, United Capitol's product liability and other primary general liability policies contain exclusions, which management believes are enforceable, for coverage of claims for bodily injury or property damage caused by exposure to asbestos.

    United Capitol provides coverage to asbestos abatement contractors against third parties who have alleged bodily injury or property damage as a result of exposure to asbestos. Employees of the insured contractor and others required to be in the abatement area are not intended to be covered by United Capitol's policies and management believes such coverage exclusions are enforceable. Through the date hereof, there have been no valid claims against United Capitol's asbestos abatement liability policies alleging bodily injury arising from exposure to asbestos. Management believes that none of the other insurance products offered by Capsure's insurance subsidiaries creates any potential material environmental exposure.

    Management believes that Capsure is adequately reserved for risks associated with environmental liabilities although there can be no assurance that legal or other developments will not increase the Company's exposure to environmental liabilities.

IMPACT OF ADOPTING STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ("SFAS")
    As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994 and SFAS No. 109, "Accounting for Income Taxes" and SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-duration and Long-duration Contracts" effective January 1, 1993.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                          Page
                                                                                                                          ----

FINANCIAL:

Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31

Consolidated Balance Sheets as of December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32

Consolidated Statements of Income for the Years Ended December 31, 1994,
   1993 and 1992 (Restated) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
   December 31, 1994, 1993 and 1992 (Restated)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34

Consolidated Statements of Cash Flows for the Years Ended December 31, 1994,
   1993 and 1992 (Restated) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       35

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36


FINANCIAL STATEMENT SCHEDULES:

Schedule I -- Summary of Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       52

Schedule III -- Condensed Financial Information of Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . .       53

Schedule V -- Supplemental Insurance Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       57

Schedule VI -- Reinsurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       58

Schedule VIII -- Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       59

Schedule X -- Supplemental Information Concerning Property - Casualty
   Insurance Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       60

All other schedules and historical information are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                   PART  III


ITEMS 10, 11, 12 AND 13.         DIRECTORS AND EXECUTIVE OFFICERS OF THE
                                 REGISTRANT, EXECUTIVE COMPENSATION, SECURITY
                                 OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                 MANAGEMENT AND CERTAIN RELATIONSHIPS AND
                                 RELATED TRANSACTIONS

    The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on May 24, 1995, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information required by Items 10 through 13 will appear in the Proxy Statement and is incorporated herein by reference.

                                    PART  IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                                              Page
                                                                                                                              ----
(a)(1)    Financial:

     Report of Independent Public Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31
     Consolidated Balance Sheets as of December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . .       32
     Consolidated Statements of Income for the Years Ended December 31, 1994,
          1993 and 1992 (Restated)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33
     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
          December 31, 1994, 1993 and 1992 (Restated) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1994,
          1993 and 1992 (Restated)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       35
     Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36

(a)(2)    Financial Statement Schedules:

     Schedule I -- Summary of Investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       52
     Schedule III -- Condensed Financial Information of Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . .       53
     Schedule V -- Supplemental Insurance Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       57
     Schedule VI -- Reinsurance   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       58
     Schedule VIII - Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       59
     Schedule X -- Supplemental Information Concerning Property - Casualty
          Insurance Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       60

    All other schedules and historical information are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)(3)    Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61

(b)  Reports on Form 8-K

     Report on Form 8-K dated October 6, 1994, announcing the acquisition of Universal Surety Holding Corp. including its subsidiary, Universal Surety of America, by Capsure Financial Group, Inc., a wholly owned subsidiary of Capsure Holdings Corp.

     Report on Form 8-K/A dated October 17, 1994, submitting financial statements of Universal Surety Holding Corp. and
     Subsidiaries including Audited Consolidated Financial Statements as of December 31, 1993 and 1992 and Unaudited Interim
     Condensed Consolidated Financial Statements as of June 30, 1994.

     Report on Form 8-K/A-1 dated November 10, 1994, submitting financial statements of Capsure Holdings Corp. and Subsidiaries including Unaudited Pro Forma Condensed Consolidated Statements of Income for the Year Ended December 31, 1993 and Six Months
     Ended June 30, 1994, Balance Sheet as of June 30, 1994 and the Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


We have audited the accompanying consolidated financial statements and financial statement schedules of Capsure Holdings Corp. and Subsidiaries listed in the index on page 27 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capsure Holdings Corp. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relations to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 2 to the Consolidated Financial Statements, the Company has changed its methods of accounting for investments in 1994, and income taxes and reinsurance in 1993.





COOPERS & LYBRAND L.L.P.
Chicago, Illinois
February 24, 1995

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                   December 31,
                                                                                            ---------------------------
                                                                                               1994            1993
                                                                                            -----------    ------------
                                      ASSETS
Invested assets and cash:
   Fixed maturities:
      At fair value (amortized cost:  $249,328)   . . . . . . . . . . . . . . . . . . . .   $   235,625    $         --
      At amortized cost (fair value: 1994 - $10,326; 1993 - $234,675)   . . . . . . . . .        10,968         229,501
   Equity securities, at fair value (cost: 1994 - $29,774; 1993 - $7,426) . . . . . . . .        28,205           9,533
   Short-term investments, at cost which approximates fair value  . . . . . . . . . . . .        22,079          69,215
   Other investments, at fair value . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,890           5,548
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,131           3,280
                                                                                            -----------    ------------
                                                                                                305,898         317,077

Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,150          18,421
Reinsurance receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        39,582          34,780
Intangible assets, net of amortization  . . . . . . . . . . . . . . . . . . . . . . . . .        18,031          21,907
Excess cost over net assets acquired, net of amortization . . . . . . . . . . . . . . . .        84,099          63,659
Deferred income taxes, net of valuation allowance . . . . . . . . . . . . . . . . . . . .        54,205          48,350
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,405          25,881
                                                                                            -----------    ------------
                                                                                            $   553,370    $    530,075
                                                                                            ===========    ============

                                    LIABILITIES
Reserves:
   Unpaid losses and loss adjustment expenses . . . . . . . . . . . . . . . . . . . . . .   $   149,041    $    135,825
   Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        76,630          69,363
                                                                                            -----------    ------------
                                                                                                225,671         205,188

Reinsurance payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,373           6,139
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        71,000          85,214
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28,461          25,909
                                                                                            -----------    ------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       328,505         322,450
                                                                                            -----------    ------------
Commitments and contingencies
                               STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 5,000,000 shares authorized;
   none issued and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --              --
Common stock, par value $.05 per share, 20,000,000 shares authorized;
   15,407,815 shares issued at December 31, 1994;
   15,055,231 shares issued at December 31, 1993  . . . . . . . . . . . . . . . . . . . .           770             753
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       179,250         165,257
Retained earnings from August 1, 1986 (date of reorganization)  . . . . . . . . . . . . .        54,756          40,378
Unrealized (loss) gain on securities, net of deferred income taxes  . . . . . . . . . . .        (9,830)          1,318
Treasury stock, at cost (13,666 shares in 1994 and 1993)  . . . . . . . . . . . . . . . .           (81)            (81)
                                                                                            -----------     -----------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .       224,865         207,625
                                                                                            -----------    ------------
                                                                                            $   553,370    $    530,075
                                                                                            ===========    ============





   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                       Years Ended December 31,
                                                                              -----------------------------------------
                                                                                  1994           1993          1992
                                                                              -----------    -----------    -----------
                                                                                                            (Restated)
Revenues:
   Net earned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . .   $    92,481    $    86,029    $    41,249
   Net investment income  . . . . . . . . . . . . . . . . . . . . . . . . .        19,129         19,815         15,504
   Net investment gains . . . . . . . . . . . . . . . . . . . . . . . . . .           945          2,071            380
   Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           107            530          2,386
                                                                              -----------    -----------    -----------
                                                                                  112,662        108,445         59,519
                                                                              -----------    -----------    -----------
Expenses:
   Net losses and loss adjustment expenses  . . . . . . . . . . . . . . . .        23,344         19,957         10,661
   Net commissions, brokerage and other underwriting  . . . . . . . . . . .        53,904         50,848         20,656
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,726          6,280          4,838
   Write-off of unamortized deferred loan fees  . . . . . . . . . . . . . .         1,556             --             --
   Amortization of goodwill and intangibles . . . . . . . . . . . . . . . .         3,365          3,407          1,592
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,988          2,435          4,300
                                                                              -----------    -----------    -----------
                                                                                   88,883         82,927         42,047
                                                                              -----------    -----------    -----------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . .        23,779         25,518         17,472
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,401          9,234          6,777
                                                                              -----------    -----------    -----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    14,378    $    16,284    $    10,695
                                                                              ===========    ===========    ===========

Weighted average common and common equivalent
   shares outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,160         15,036         11,733
                                                                              ===========    ===========    ===========

Weighted average common and common equivalent shares
   outstanding - assuming full dilution . . . . . . . . . . . . . . . . . .        15,160         15,036         12,214
                                                                              ===========    ===========    ===========

Earnings per common and common equivalent share . . . . . . . . . . . . . .   $       .95    $      1.08    $       .91
                                                                              ===========    ===========    ===========

Earnings per common share - assuming full dilution  . . . . . . . . . . . .   $       .95    $      1.08    $       .88
                                                                              ===========    ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      Years Ended December 31,
                                                                            -------------------------------------------
                                                                                1994            1993           1992
                                                                            -------------   ------------   ------------
                                                                                                            (Restated)
Common Stock:
   Balance, January 1   . . . . . . . . . . . . . . . . . . . . . . . .     $         753   $        753   $         374
   Common stock issued  . . . . . . . . . . . . . . . . . . . . . . . .                15             --             176
   Common stock issued through exercise of warrants and options   . . .                 2             --             203
                                                                            -------------   ------------   -------------
   Balance, December 31   . . . . . . . . . . . . . . . . . . . . . . .     $         770   $        753   $         753
                                                                            =============   ============   =============

Additional Paid-In Capital:
   Balance, January 1   . . . . . . . . . . . . . . . . . . . . . . . .     $     165,257   $    159,263   $      43,543
   Common stock issued  . . . . . . . . . . . . . . . . . . . . . . . .             3,985             --          29,638
   Common stock issued through exercise of warrants and options   . . .                 8             47          26,750
   Repurchase of outstanding warrants   . . . . . . . . . . . . . . . .                --            (42)             --
   Recognition of deferred tax asset, net of valuation allowance  . . .            10,000          6,000          60,160
   Deferred issuance and offering costs   . . . . . . . . . . . . . . .                --            (11)           (828)
                                                                            -------------   ------------   -------------
   Balance, December 31   . . . . . . . . . . . . . . . . . . . . . . .     $     179,250   $    165,257   $     159,263
                                                                            =============   ============   =============

Retained Earnings:
   Balance, January 1   . . . . . . . . . . . . . . . . . . . . . . . .     $      40,378   $     24,094   $      13,399
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,378         16,284          10,695
                                                                            -------------   ------------   -------------
   Balance, December 31   . . . . . . . . . . . . . . . . . . . . . . .     $      54,756   $     40,378   $      24,094
                                                                            =============   ============   =============

Unrealized (Loss) Gain on Securities, Net of Deferred Income Taxes:
   Balance, January 1   . . . . . . . . . . . . . . . . . . . . . . . .     $       1,318   $         32   $          51
   Impact of adopting SFAS No. 115  . . . . . . . . . . . . . . . . . .             3,203             --              --
   Change for the year  . . . . . . . . . . . . . . . . . . . . . . . .           (14,351)         1,286             (19)
                                                                             ------------   ------------   -------------
   Balance, December 31   . . . . . . . . . . . . . . . . . . . . . . .     $      (9,830)   $     1,318   $          32
                                                                            =============   ============   =============

Treasury Stock:
   Balance, January 1   . . . . . . . . . . . . . . . . . . . . . . . .     $         (81)  $       (221)  $        (235)
   Common stock reissued through exercise of warrants and options   . .                --            140              14
                                                                            -------------   ------------   -------------
   Balance, December 31   . . . . . . . . . . . . . . . . . . . . . . .     $         (81)  $        (81)  $        (221)
                                                                            =============   ============   =============


                                                                                                  Common Stock
                                                                                         ------------------------------
                                                                                             Issued        In Treasury
                                                                                         -------------    ------------
Shares:
    Balance, January 1, 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,480,338          (39,751)
    Common stock issued through exercise of warrants and options  . . . . . . . . . .        4,056,064               --
    Common stock issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,407,719               --
    Common stock issued in connection with Surewest Financial Corp. acquisition . . .          111,110               --
    Common stock reissued from treasury through exercise of warrants and options  . .               --            2,250
                                                                                         -------------    -------------
    Balance, December 31, 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,055,231          (37,501)
    Common stock reissued from treasury through exercise of warrants and options  . .               --           23,835
                                                                                         -------------    -------------
    Balance, December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,055,231          (13,666)
    Common stock issued through exercise of warrants and options  . . . . . . . . . .           45,481               --
    Common stock issued in connection with Universal Surety
     Holding Corp. acquisition  . . . . . . . . . . . . . . . . . . . . . . . . . . .          307,103               --
                                                                                         -------------    -------------
    Balance, December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,407,815          (13,666)
                                                                                         =============    =============




   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                                          Years Ended December 31,
                                                                                 -----------------------------------------
                                                                                     1994           1993          1992
                                                                                 -----------    -----------   ------------
OPERATING ACTIVITIES:                                                                                          (Restated)
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    14,378    $    16,284   $     10,695
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .          4,617          4,476          2,009
   Accretion of bond discount, net  . . . . . . . . . . . . . . . . . . . . .         (3,933)        (3,024)        (1,785)
   Net investment gains   . . . . . . . . . . . . . . . . . . . . . . . . . .           (945)        (2,071)          (380)
   Gain on sale of oil and gas assets, net  . . . . . . . . . . . . . . . . .             --           (258)          (243)
  Changes in:
   Reserve for unpaid losses and loss adjustment expenses   . . . . . . . . .         10,477          7,703         (2,439)
   Reserve for unearned premiums  . . . . . . . . . . . . . . . . . . . . . .         (1,160)         3,128            484
   Deferred income taxes, net   . . . . . . . . . . . . . . . . . . . . . . .          3,412          9,184          9,800
   Other assets and liabilities   . . . . . . . . . . . . . . . . . . . . . .          2,438         (3,309)           561
                                                                                 -----------    -----------   ------------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . .         29,284         32,113         18,702
                                                                                 -----------    -----------   ------------

INVESTING ACTIVITIES:
  Securities available-for-sale:
   Purchases - fixed maturities   . . . . . . . . . . . . . . . . . . . . . .        (92,342)      (181,486)      (124,215)
   Sales - fixed maturities   . . . . . . . . . . . . . . . . . . . . . . . .         43,762         17,503         44,265
   Maturities - fixed maturities  . . . . . . . . . . . . . . . . . . . . . .         35,020        126,781         61,197
   Purchases - equity securities  . . . . . . . . . . . . . . . . . . . . . .        (28,350)          (534)       (10,673)
   Sales - equity securities  . . . . . . . . . . . . . . . . . . . . . . . .          8,091          3,310         18,168
  Securities held-to-maturity:
   Purchases - fixed maturities   . . . . . . . . . . . . . . . . . . . . . .         (1,110)            --             --
  Change in short-term investments  . . . . . . . . . . . . . . . . . . . . .         47,881         24,533         (5,282)
  Acquisitions, net of cash acquired  . . . . . . . . . . . . . . . . . . . .        (26,175)        (1,375)      (115,828)
  Proceeds from sale of other invested assets   . . . . . . . . . . . . . . .          1,733          1,159          5,017
  Capital expenditures, net   . . . . . . . . . . . . . . . . . . . . . . . .         (1,679)        (2,802)          (766)
                                                                                  ----------     ----------    -----------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .        (13,169)       (12,911)      (128,117)
                                                                                  ----------     ----------    -----------

FINANCING ACTIVITIES:
  Proceeds from long-term debt  . . . . . . . . . . . . . . . . . . . . . . .         96,000             --         65,000
  Principal payments on long-term debt  . . . . . . . . . . . . . . . . . . .       (110,214)       (18,000)        (8,138)
  Issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . . . .             --             --         29,814
  Exercise of warrants and options  . . . . . . . . . . . . . . . . . . . . .             10             47         26,953
  Repurchase of outstanding warrants  . . . . . . . . . . . . . . . . . . . .             --            (42)            --
  Issuance of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . .             --            140             14
  Debt issuance costs   . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,060)            --         (1,724)
  Stock issuance costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            (11)          (828)
                                                                                 -----------    -----------   ------------
Net cash (used in) provided by financing activities . . . . . . . . . . . . .        (15,264)       (17,866)       111,091
                                                                                  ----------     ----------   ------------
Increase in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            851          1,336          1,676
Cash at beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . .          3,280          1,944            268
                                                                                 -----------    -----------   ------------
Cash at end of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     4,131    $     3,280   $      1,944
                                                                                 ===========    ===========   ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
   Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     4,121    $     5,761   $      4,403
   Income taxes, net of refunds   . . . . . . . . . . . . . . . . . . . . . .    $       642    $       597   $        687

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
   Common stock issued in connection with acquisitions  . . . . . . . . . . .    $     4,000    $        --   $      1,000





   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements include the accounts of Capsure Holdings Corp. and all significant majority-owned subsidiaries ("Capsure" or the "Company"). Capsure is engaged principally in the property and casualty insurance business. The Company's principal insurance operating entities are Western Surety Company ("Western Surety"), United Capitol Insurance Company ("United Capitol") and Universal Surety of America ("Universal Surety"). All significant intercompany accounts and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION
       The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain balances in the prior years' financial statements have been reclassified to conform to current presentation.

INVESTMENTS
       Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has the ability to hold all debt securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company considers substantially all of its debt (bonds and redeemable preferred stocks) and equity securities as available-for-sale. Certain equity securities at the parent company level that are held principally for the purpose of selling them in the near term are considered trading securities. Certain debt securities, principally deposited with state insurance regulatory authorities, are considered held to maturity since the Company has both the positive intent and ability to hold these securities to maturity. The accounting policies for each category are as follows:

       Available-for-Sale Securities -- These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders' equity until realized. Cash flows from purchases, sales and maturities are reported gross in the investing activities section of the cash flow statement.

       Trading Securities -- These securities are reported on the balance sheet at fair value, with any unrealized gains and losses included in earnings. Cash flows from purchases, sales and maturities are included in the operating activities section of the cash flow statement.

       Held-to-Maturity Securities -- These securities are reported at amortized cost on the balance sheet. Cash flows from purchases, sales and maturities are reported gross in the investing activities section of the cash flow statement.

       Previously, all debt securities were carried at amortized cost and all equity securities reported at fair value, with unrealized gains and losses, net of deferred income taxes, reflected in stockholders' equity.

       The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. For mortgage-backed and certain asset-backed securities, Capsure recognizes income using a constant effective yield based on estimated cash flows including anticipated prepayments. Significant variances in actual cash flows from expected cash flows are accounted for prospectively. Any related adjustment is reflected in investment income. Investment gains or losses are determined using the specific identification method. Investments with an other than temporary decline in value are written down to fair value, resulting in losses that are included in investment gains and losses.

       Short-term investments are carried at amortized cost which approximates fair value.

DEFERRED POLICY ACQUISITION COSTS
       Policy acquisition costs, consisting of commissions and other underwriting expenses which vary with, and are directly related to, the production of business, net of reinsurance commission income, are deferred and amortized to income as the related premiums are earned. Deferred policy acquisition costs are subject to a limitation representing the excess of anticipated net earned premiums over anticipated losses, loss adjustment expenses and maintenance costs. The ultimate recoverability of policy acquisition costs is determined without regard to investment income.

EXCESS COST OVER NET ASSETS ACQUIRED AND INTANGIBLE ASSETS
       The excess cost over the fair value of the net assets acquired is amortized substantially over 40 years. Other intangible assets are amortized over periods ranging from three to 20 years, a substantial portion of which is amortized over three years. Other intangible assets primarily relate to the estimated value of the acquired insurance in force and the producing agency force as of the acquisition date. Excess cost over net assets acquired is reported net of accumulated amortization of $5.4 million and $3.4 million at December 31, 1994 and 1993, respectively. Intangible assets are reported net of accumulated amortization of $23.3 million and $19.5 million at December 31, 1994 and 1993, respectively.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
       The liability for unpaid losses and loss adjustment expenses is based on estimates of (a) the ultimate settlement value of reported claims, (b) incurred but not reported ("IBNR") claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries. These estimates are determined based on Company and industry loss experience as well as consideration of current trends and conditions. The liability for unpaid losses and loss adjustment expenses is an accounting estimate and, similar to other accounting estimates, there is the potential that actual future loss payments will differ from the initial estimate. The methods of determining such estimates and the resulting estimated liability are continually reviewed and updated. Changes in the estimated liability are reflected in operating income in the year in which such changes are determined.

INSURANCE PREMIUMS
       Insurance premiums are recognized as revenue ratably over the terms of the related policies. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of policies in force calculated on a daily pro rata basis. Premium revenues are reported net of amounts ceded to reinsurers.

REINSURANCE
       Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy and are reported as reinsurance receivable rather than netted against the liability for unpaid losses and loss adjustment expenses. Losses and loss adjustment expenses incurred are reported net of estimated recoveries under reinsurance contracts.

INCOME TAXES
       The provision for income taxes includes deferred taxes resulting from temporary differences between the financial reporting and tax bases of assets and liabilities, using the asset and liability method required by SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are established for the future tax effects of temporary differences between the tax and financial reporting bases of assets and liabilities using currently enacted tax rates. Such temporary differences primarily relate to net operating loss carryforwards ("NOLs"), loss reserve discounting, deferred policy acquisition costs and intangible assets. The measurement of deferred tax assets is subject to a valuation allowance based upon the expectation of future realization. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period of enactment.

REORGANIZATION PROCEEDINGS
       On July 31, 1986, the Company emerged from voluntary bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). After the requisite acceptances were obtained and the Bankruptcy Court determined that the Second Amended Joint Plan of Reorganization, as amended (the "Plan of Reorganization"), satisfied applicable requirements of the Bankruptcy Code, the Bankruptcy Court confirmed the Plan of Reorganization on December 20, 1985, and the Plan of Reorganization was consummated on July 31, 1986 (the "Reorganization Date"). The Company emerged from bankruptcy with approximately $300 million of NOLs resulting from oil and gas operations prior to the reorganization.

       In accordance with accounting principles applicable to reorganizations, the net assets of the Company were adjusted to fair value, the accumulated deficit in retained earnings at the date of reorganization was eliminated and the excess of the fair values of the net assets over the stated value of outstanding capital stock was assigned to additional paid-in capital. In the 1992 financial statements as restated under SFAS No. 109, the Company established a deferred tax asset, net of a valuation allowance, with a corresponding credit to additional paid-in capital equal to the amount of available NOLs for which future realization is expected. Tax benefits resulting from the future utilization of such NOLs will reduce the net deferred tax asset established in accordance with SFAS No. 109.

EARNINGS PER SHARE
       Earnings per share of common and common equivalent shares outstanding are computed using the treasury stock method. Weighted average shares outstanding including additive common equivalent shares (assuming full dilution) for 1994, 1993 and 1992 were 15.2 million, 15.0 million and 12.2 million, respectively.

2.     ADOPTION OF NEW ACCOUNTING STANDARDS

INVESTMENTS
       Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Although Capsure has the ability to hold all debt securities to maturity, the Company may dispose of securities prior to their scheduled maturity. Accordingly, the Company has classified substantially all of its debt and equity securities as securities available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders' equity until realized. In addition, certain equity securities at the parent company level were classified as trading securities in accordance with SFAS No. 115. Previously all debt securities were considered held-to-maturity and carried at amortized cost, and all equity securities were reported at fair value, with unrealized gains and losses, net of deferred income taxes, reflected in stockholders' equity.

       At January 1, 1994, net unrealized gains on investments which were classified as securities available-for-sale were approximately $7.0 million ($4.6 million, net of deferred income taxes). Approximately $4.9 million of the $7.0 million net unrealized gains on available-for-sale securities related to fixed maturities which were carried at amortized cost at December 31, 1993. At January 1, 1994, unrealized gains and losses on the trading securities were not material to the Company's results of operations.

INCOME TAXES
       Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the asset and liability method of accounting for income taxes rather than the deferred method, as specified by Accounting Principles Board ("APB") No. 11. The adoption of SFAS No. 109 permitted the Company to recognize as a deferred tax asset the benefits of certain NOLs that were previously prohibited under APB No. 11. Under the new standard, deferred tax assets are valued based upon the expectation of future
realization on a "more likely than not" basis.   Upon adoption of SFAS No. 109,
the Company restated its 1992 financial statements. As of January 1, 1992, a deferred tax asset of $60.2 million, net of a valuation allowance of $45.2 million, with a corresponding credit to additional paid-in capital was recorded related to available NOLs for which future realization is expected. Such restatement did not have a material effect on the Company's 1992 results of operations.

       In addition, the adoption of SFAS No. 109 also resulted in: (i) certain assets and liabilities previously recorded net of tax in connection with purchase accounting to be recorded on a gross basis, resulting in increases in the balance of certain assets and liabilities with a corresponding increase in deferred tax assets and liabilities; (ii) an increase in certain revenues and expenses (primarily the amortization of intangible assets) which were previously recorded net of tax; and (iii) a more normalized effective tax rate, reflecting the tax-effecting of certain revenues and expenses which had previously been shown net of tax.

REINSURANCE
       Effective January 1, 1993, the Company adopted SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-duration and Long-duration Contracts" and restated its prior years' balance sheets in accordance with SFAS No. 113. SFAS No. 113 requires reinsurance receivables on paid and unpaid losses and loss adjustment expenses and prepaid reinsurance premiums to be reported as assets rather than netted against the corresponding liability for such items on the balance sheet.

3.     ACQUISITIONS

       On September 22, 1994, Capsure, through its wholly owned subsidiary, Capsure Financial Group, Inc. ("CFG"), acquired all of the outstanding common stock of Universal Surety Holding Corp. ("USHC"). USHC is the holding company of Universal Surety. Universal Surety specializes in the underwriting of small contract and miscellaneous surety bonds and is licensed to write fidelity, surety and casualty insurance in 16 states. Capsure paid $28 million in cash and $4 million in Capsure common stock for USHC, pursuant to a Stock Purchase Agreement dated as of July 26, 1994. The cash portion of the purchase price was financed with borrowings under Capsure's $135 million revolving credit facility.

       On August 14, 1992, Capsure acquired all of the outstanding common stock of Surewest Financial Corp. ("Surewest"). Surewest is the holding company for Western Surety. Western Surety specializes in writing small fidelity and noncontract surety bonds and is licensed to write fidelity, surety and casualty insurance in all 50 states and the District of Columbia. The aggregate purchase price for the stock of Surewest was approximately $103.5 million, consisting of $99 million in cash and $1 million in Capsure common stock, plus $3.5 million of acquisition costs and $14.4 million of additional capital contributed to pay down Surewest's existing indebtedness. Funding for the acquisition was derived in part from a $65.0 million bank term loan. The remaining funds were derived from available cash of the Company obtained principally through the offering of 3.4 million shares of Capsure common stock, dividends paid by United Capitol and through the exercise of warrants.

       Each acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values. The operating results of USHC are included in the consolidated statements of income and cash flows from the September 22, 1994 acquisition date. The operating results of Surewest are included in the consolidated statements of income and cash flows from the August 14, 1992 acquisition date. The excess of the purchase price over the fair value of net assets acquired is recorded as excess cost over net assets acquired in the consolidated balance sheets.

       The USHC Stock Purchase Agreement provides for a contingent payment to certain of the selling shareholders. Such payment shall be in cash or an equivalent amount of Capsure common stock, at the Company's option, in the year 2000, equal to twenty percent of the excess of the after-tax fair market value of Universal Surety at December 31, 1999, over an assumed fifteen percent return, compounded annually, on Capsure's invested capital. The contingent consideration, if any, shall be allocated to excess cost over net assets acquired when the additional consideration is payable and amortized prospectively over its remaining useful life.

       The following table of unaudited pro forma information has been prepared as if the acquisition of USHC had been consummated on January 1, 1993 and the acquisition of Surewest had been consummated on January 1, 1991, at the same purchase price, with adjustments to the consolidated results of operations for the effects of the acquisition in the same manner as subsequent to the acquisition. Such adjustments include: (i) decreased net investment income and realized investment gains at USHC and Surewest; (ii) decreased corporate investment income; (iii) decreased operating expenses at USHC and Surewest; and (iv) increased interest and amortization expense. In management's opinion, the pro forma financial information is not indicative of consolidated results of operations that may have occurred had the acquisitions taken place on January 1 of each respective year, or of future results of operations of the combined companies under the ownership and operation of Capsure. In the following table, the dollars are in thousands, except per share amounts:

                                                                         Pro Forma (Unaudited)
                                                                   for the Years Ended December 31,
                                                         -----------------------------------------------------
                                                             1994                1993                 1992
                                                         ------------        -------------        ------------
   Revenues . . . . . . . . . . . . . . . . . . . .      $   122,967         $    120,141          $   107,054
   Net income . . . . . . . . . . . . . . . . . . .      $    15,086         $     17,339          $    15,153
   Net income per common share  . . . . . . . . . .      $       .98         $       1.13          $       .99

       On November 10, 1993, the Company acquired all of the outstanding common stock of Fischer Underwriting Group, Incorporated ("Fischer") for an aggregate purchase price of $3.5 million. Fischer is a managing general agency engaged in producing and underwriting specialty directors' and officers' and miscellaneous professional liability insurance. The acquisition of Fischer was not material to the Company's financial condition or results of operations for the year ended December 31, 1993 and, therefore, is not included in the 1993 and 1992 pro forma financial information above.

4.    INVESTMENTS

      The cost and estimated fair values of investments in debt and equity securities as of December 31, 1994 were as follows (dollars in thousands):

                                                             Amortized       Gross          Gross       Estimated
                                                               Cost        Unrealized    Unrealized       Fair
                                                              or Cost        Gains         Losses         Value
                                                            -----------    ----------   ------------   -----------
Available-For-Sale Securities
- -----------------------------
Fixed maturities:
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies:
     U.S. Treasury notes  . . . . . . . . . . . . . . .     $     1,990    $       --   $       (10)   $     1,980
     Collateralized mortgage obligations  . . . . . . .         116,408             7        (8,572)       107,843
     Mortgage pass-through securities . . . . . . . . .          44,832            62        (2,168)        42,726
Debt securities of foreign governments  . . . . . . . .               5            --            --              5
Obligations of states and political subdivisions  . . .          16,019             6          (424)        15,601
Corporate bonds . . . . . . . . . . . . . . . . . . . .           1,865            25           (88)         1,802
Non-agency collateralized mortgage obligations  . . . .           6,159            --          (159)         6,000
Asset-backed securities:
     Second mortgages/home equity loans . . . . . . . .          37,927            38          (969)        36,996
     Credit card receivables  . . . . . . . . . . . . .           4,000            44            --          4,044
     Automobile loans . . . . . . . . . . . . . . . . .           8,020            25        (1,058)         6,987
     Other underlying assets  . . . . . . . . . . . . .          12,103            --          (462)        11,641
                                                            -----------    ----------   -----------    -----------
       Total fixed maturities   . . . . . . . . . . . .         249,328           207       (13,910)       235,625
Equity securities . . . . . . . . . . . . . . . . . . .          27,476           208        (1,403)        26,281
                                                            -----------    ----------   -----------    -----------
       Total available-for-sale securities  . . . . . .     $   276,804    $      415   $   (15,313)   $   261,906
                                                            ===========    ==========   ===========    ===========

Held-To-Maturity Securities
- ---------------------------
Fixed maturities - U.S. Government treasury
   securities . . . . . . . . . . . . . . . . . . . . .     $    10,968    $       19   $      (661)   $    10,326
                                                            ===========    ==========   ===========    ===========

Trading Securities
- ------------------
Equity securities . . . . . . . . . . . . . . . . . . .     $     2,298    $       59   $      (433)   $     1,924
                                                            ===========    ==========   ===========    ===========

     The cost and estimated fair values of investments in debt and equity securities as of December 31, 1993 were as follows (dollars in thousands):

                                                             Amortized       Gross          Gross       Estimated
                                                               Cost        Unrealized    Unrealized       Fair
                                                              or Cost        Gains         Losses         Value
                                                            -----------    ----------   ------------   -----------
Fixed maturities:
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies:
     U.S. Treasury notes  . . . . . . . . . . . . . . .     $     9,310    $      247   $        (1)   $     9,556
     Collateralized mortgage obligations  . . . . . . .          95,086         1,353          (195)        96,244
     Mortgage pass-through securities . . . . . . . . .          52,881         1,881            (3)        54,759
Debt securities of foreign governments  . . . . . . . .               5            --            --              5
Obligations of states and political subdivisions  . . .           9,601            41           (39)         9,603
Non-agency collateralized mortgage obligations  . . . .           3,798            58            --          3,856
Asset-backed securities:
     Second mortgages/home equity loans . . . . . . . .          36,234         1,148           (31)        37,351
     Credit card receivables  . . . . . . . . . . . . .           7,020           389            --          7,409
     Automobile loans . . . . . . . . . . . . . . . . .           6,242           120            --          6,362
     Other underlying assets  . . . . . . . . . . . . .           9,324           220           (14)         9,530
                                                            -----------    ----------   -----------    -----------
       Total fixed maturities   . . . . . . . . . . . .         229,501         5,457          (283)       234,675
Equity securities . . . . . . . . . . . . . . . . . . .           7,426         2,416          (309)         9,533
                                                            -----------    ----------   -----------    -----------
       Total debt and equity securities   . . . . . . .     $   236,927    $    7,873   $      (592)   $   244,208
                                                            ===========    ==========   ===========    ===========

     As of December 31, 1994, 99% of the Company's debt securities were considered investment grade by The Standard & Poors Corporation or Moody's Investor Services, Inc., and 91% were rated at least AA by those agencies. In addition, the Company's investments in debt securities did not contain any significant geographic or industry concentration of credit risk.

     The U.S. Treasury notes and mortgage pass-through securities are backed by the full faith and credit of the U.S. Government. The U.S. Government collateralized mortgage obligations consist of securities collateralized by first mortgages issued by the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, or guaranteed by the Government National Mortgage Association.

     The Company's insurance subsidiaries, as required by state law, deposit certain securities with state insurance regulatory authorities. At December 31, 1994, fixed maturities on deposit had an aggregate carrying value of $11.0 million.

     During 1994, the Company shifted a portion of its available-for-sale portfolio to equity securities, principally higher yielding nonaffiliated real estate investment trusts ("REITs"). At December 31, 1994, the carrying value of the Company's REIT portfolio was $24.3 million.

     Short-term investments are comprised of U.S. Treasury notes, maturing corporate notes, money market and mutual funds, and investment grade commercial paper equivalents.

     The amortized cost and estimated fair value of debt securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

                                                                                                    Estimated
                                                                                 Amortized             Fair
                                                                                    Cost               Value
                                                                                ------------       ------------
Available-For-Sale Securities
- -----------------------------
    Due within one year . . . . . . . . . . . . . . . . . . . . . . . . . .     $      2,890       $      2,887
    Due after one year but within five years  . . . . . . . . . . . . . . .           11,326             11,060
    Due after five years but within ten years . . . . . . . . . . . . . . .            1,343              1,298
    Due after ten years . . . . . . . . . . . . . . . . . . . . . . . . . .            4,320              4,143
                                                                                ------------       ------------
                                                                                      19,879             19,388
    Mortgage pass-through securities, collateralized
      mortgage obligations and asset-backed securities  . . . . . . . . . .          229,449            216,237
                                                                                ------------       ------------
                                                                                $    249,328       $    235,625
                                                                                ============       ============
Held-To-Maturity Securities
- ---------------------------
    Due within one year . . . . . . . . . . . . . . . . . . . . . . . . . .     $      4,212       $      4,231
    Due after one year but within five years  . . . . . . . . . . . . . . .              746                727
    Due after five years but within ten years . . . . . . . . . . . . . . .            6,010              5,368
                                                                                ------------       ------------
                                                                                $     10,968       $     10,326
                                                                                ============       ============

     Major categories of net investment income and net investment gains were as follows (dollars in thousands):

                                                                1994              1993              1992
                                                             ----------        ----------        ----------
        Investment income:
            Fixed maturities  . . . . . . . . . . . . . .    $   16,405        $   16,282        $   13,346
            Equity securities   . . . . . . . . . . . . .           915               143               185
            Short-term investments  . . . . . . . . . . .         1,722             2,820             2,058
            Other   . . . . . . . . . . . . . . . . . . .           532               990               218
                                                             ----------        ----------        ----------
            Total investment income   . . . . . . . . . .        19,574            20,235            15,807
        Investment expenses   . . . . . . . . . . . . . .           445               420               303
                                                             ----------        ----------        ----------
        Net investment income   . . . . . . . . . . . . .    $   19,129        $   19,815        $   15,504
                                                             ==========        ==========        ==========

        Gross investment gains:
            Fixed maturities  . . . . . . . . . . . . . .    $       88        $    1,821        $    1,015
            Equity securities   . . . . . . . . . . . . .         3,762             3,430                --
            Unrealized gains on trading securities  . . .            59                --                --
        Gross investment losses:
            Fixed maturities  . . . . . . . . . . . . . .          (625)           (2,911)             (635)
            Equity securities   . . . . . . . . . . . . .        (1,802)             (269)               --
            Unrealized losses on trading securities   . .          (433)               --                --
            Other   . . . . . . . . . . . . . . . . . . .          (104)               --                --
                                                             ----------        ----------        ----------
        Net investment gains  . . . . . . . . . . . . . .    $      945        $    2,071        $      380
                                                             ==========        ==========        ==========


     Net unrealized gain (loss) on securities included in stockholders' equity for December 31, 1994 and 1993 was as follows (dollars in thousands):

                                                                    1994                                   1993
                                                   --------------------------------------   -------------------------------------
                                                      Gains        Losses         Net         Gains        Losses         Net
                                                   -----------   -----------  -----------   -----------  -----------  -----------
Fixed maturities  . . . . . . . . . . .            $       207   $   (13,910)  $  (13,703)  $        --  $       --   $        --
Equity securities . . . . . . . . . . .                    208        (1,403)      (1,195)        2,416         (309)       2,107
Other . . . . . . . . . . . . . . . . .                     --          (225)        (225)           --          (79)         (79)
                                                   -----------   -----------  -----------   -----------  -----------  -----------
                                                   $       415   $   (15,538)     (15,123)  $     2,416  $      (388)       2,028
                                                   ===========   ===========                ===========  ===========
Deferred income taxes . . . . . . . . .                                             5,293                                    (710)
                                                                              -----------                             -----------
Net unrealized gain (loss) on securities                                      $    (9,830)                            $     1,318
                                                                              ===========                             ===========

     At December 31, 1994 and 1993, the carrying value of debt securities on non-accrual status was $1.9 million and $2.6 million, respectively, related to two interest-only U.S. Government collateralized mortgage obligations. The gross realized investment losses on fixed maturities in 1993 were primarily due to a $2.5 million write-down to fair value on these two interest-only securities, reflecting lower future expected cash flows of these securities as a result of an accelerated level of mortgage prepayments.

     A majority of the realized investment gains and losses on equity securities resulted from sales of securities held at the parent company level. For 1994, investment activity for the equity trading portfolio held at the parent company level included gross realized investment gains of $1.5 million and gross realized investment losses of $1.0 million.

5.   DEFERRED POLICY ACQUISITION COSTS

     Policy acquisition costs deferred and the related amortization charged to income were as follows (dollars in thousands):

                                                                  1994              1993              1992
                                                               ----------        ----------       -----------
                                                                                                   (Restated)
   Balance, beginning of year   . . . . . . . . . . . . . .    $   18,421        $    9,428       $       948
   Balance at date of acquisition   . . . . . . . . . . . .         4,369                --                --
   Costs deferred during year   . . . . . . . . . . . . . .        31,750            30,157            10,635
   Amortization during year   . . . . . . . . . . . . . . .       (29,390)          (21,164)           (2,155)
                                                               ----------        ----------       -----------
   Balance, end of year   . . . . . . . . . . . . . . . . .    $   25,150        $   18,421       $     9,428
                                                               ==========        ==========       ===========

6.   REINSURANCE

     The Company's insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies to limit their exposure to loss and to provide greater diversification of risk. Reinsurance contracts do not relieve the Company of its primary obligations to claimants. A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. The Company evaluates the financial condition of its reinsurers, establishes allowances for uncollectible amounts and monitors concentrations of credit risk. At December 31, 1994, Capsure's largest reinsurance receivable, including prepaid reinsurance premiums of $1.3 million and estimated ceded IBNR of $12.0 million, was approximately $18.9 million with Generali - U.S. Branch. Generali - U.S. Branch is rated A (Excellent), XV by A.M. Best Company, Inc.
No other receivable from a single reinsurer exceeded 10% of total reinsurance receivables.

     The effect of reinsurance on premiums written and earned for the years ended December 31, 1994, 1993 and 1992 was as follows (dollars in thousands):

                                    1994                            1993                            1992
                         --------------------------      --------------------------      ---------------------------
                          Written          Earned          Written         Earned          Written         Earned
                         ----------     -----------      ----------     -----------      ----------      -----------

Direct  . . . . . .      $  102,062     $   103,346      $  100,355     $    97,359      $   50,008      $    50,015
Assumed . . . . . .             294             668             420             639              97               39
Ceded . . . . . . .         (11,778)        (11,533)        (12,469)        (11,969)         (9,795)          (8,805)
                         ----------     -----------      ----------     -----------      -----------     -----------
Net premiums  . . .      $   90,578     $    92,481      $   88,306     $    86,029      $   40,310      $    41,249
                         ==========     ===========      ==========     ===========      ==========      ===========

     The effect of reinsurance on losses and loss adjustment expenses incurred for the years ended December 31, 1994, 1993 and 1992 was as follows (dollars in thousands):

                                                                  1994              1993             1992
                                                              -----------       -----------       -----------
   Gross losses and loss adjustment expenses  . . . . . .     $    31,684       $    26,407       $    14,566
   Reinsurance recoveries . . . . . . . . . . . . . . . .          (8,340)           (6,450)           (3,905)
                                                              -----------       -----------       -----------
   Net losses and loss adjustment expenses  . . . . . . .     $    23,344       $    19,957       $    10,661
                                                              ===========       ===========       ===========

7.   LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the liability for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                    1994              1993              1992
                                                                ------------      ------------      ------------
Gross balance at January 1  . . . . . . . . . . . . . . . .     $    135,825      $    128,122      $    101,542

Balance at date of acquisition  . . . . . . . . . . . . . .            2,738                --            28,516

Incurred related to:
Current year  . . . . . . . . . . . . . . . . . . . . . . .           46,206            41,398            24,428
Prior years . . . . . . . . . . . . . . . . . . . . . . . .          (14,522)          (14,991)           (9,862)
                                                                ------------      ------------      ------------
Total incurred  . . . . . . . . . . . . . . . . . . . . . .           31,684            26,407            14,566
                                                                ------------      ------------      ------------

Paid related to:
Current year  . . . . . . . . . . . . . . . . . . . . . . .            3,003             2,266             1,665
Prior years . . . . . . . . . . . . . . . . . . . . . . . .           18,203            16,438            14,837
                                                                ------------      ------------      ------------
Total paid  . . . . . . . . . . . . . . . . . . . . . . . .           21,206            18,704            16,502
                                                                ------------      ------------      ------------
Gross balance at December 31  . . . . . . . . . . . . . . .     $    149,041      $    135,825      $    128,122
                                                                ============      ============      ============

     As a result of favorable claim settlements and changes in estimates of insured events in prior years, the provision for losses and loss adjustment expenses decreased by $14.5 million ($8.3 million, net of reinsurance) in 1994, $15.0 million ($11.3 million, net of reinsurance) in 1993 and $9.9 million ($7.5 million, net of reinsurance) in 1992.


8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table summarizes disclosure of fair value information of financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values may be based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Accordingly, the estimates presented herein are subjective in nature and are not necessarily indicative of the amounts that Capsure could realize in a current market exchange. This information excludes certain financial instruments and all nonfinancial instruments such as insurance contracts from fair value disclosure. Thus, the following fair value amounts cannot be aggregated to determine the underlying economic value of Capsure.

     The carrying amounts and estimated fair values of financial instruments for the years ended December 31, 1994 and 1993 were as follows (dollars in thousands):

                                                         1994                                   1993
                                            ------------------------------         -------------------------------
                                             Carrying           Estimated            Carrying           Estimated
                                              Amount            Fair Value            Amount           Fair Value
                                            -----------         ----------         -----------         ----------

Fixed maturities  . . . . . . . . . . . .   $   246,593         $  245,951         $   229,501         $   234,675
Equity securities . . . . . . . . . . . .        28,205             28,205               9,533               9,533
Short-term investments  . . . . . . . . .        22,079             22,079              69,215              69,215
Other investments . . . . . . . . . . . .         4,890              4,890               5,548               5,548
Cash  . . . . . . . . . . . . . . . . . .         4,131              4,131               3,280               3,280
Long-term debt  . . . . . . . . . . . . .        71,000             71,000              85,214              85,214

     The following methods and assumptions were used by Capsure in estimating fair values of financial instruments:

     Investment Securities -- The estimated fair values for debt securities (including redeemable preferred stock) are based upon quoted market prices, where available. For debt securities not actively traded, the estimated fair values are determined using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. The estimated fair values for equity securities are based on quoted market prices.

     Cash, Short-Term Investments and Other Investments -- The carrying amount for these instruments approximates their estimated fair value.

     Long-Term Debt -- The estimated fair value of Capsure's long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

9.   LONG-TERM DEBT

     On March 29, 1994, the Company formed a direct, wholly owned subsidiary, CFG, to which Capsure contributed substantially all its assets and liabilities. Concurrently, CFG entered into a senior reducing revolving credit agreement with a syndicate of banks for $135 million (the "Credit Facility"). The common stock of substantially all of Capsure's subsidiaries and substantially all assets of Capsure's non-insurance operations have been pledged under the Credit Facility. As of December 31, 1994, $71 million was outstanding under the Credit Facility. The remaining availability under the Credit Facility may be used to finance future acquisitions and for general corporate purposes.

     The interest rate on borrowings under the Credit Facility may be fixed, at the Company's option, for a period of one to six months and is based on a margin over either the London Interbank Offered Rate ("LIBOR") or the greatest of the agent bank's prime rate, certificate of deposit rate plus 1.0% and the Federal Funds Effective Rate plus 0.5%. The margin varies based on a leverage ratio and ranges from 0.75% to 1.75% on LIBOR borrowings and 0.0% to 0.75% on non-LIBOR borrowings. The Credit Facility provides for a commitment fee on the unused availability which also varies based on leverage. At December 31, 1994, the weighted average interest rate on outstanding borrowings was 7.125% and the applicable commitment fee was 0.375%.

     The Credit Facility limits the Company with respect to the incurrence of additional indebtedness and the payment of dividends, imposes certain restrictions on investments and requires the maintenance of certain financial ratios and levels of Risk-Based Capital ("RBC"). As of December 31, 1994, the Company was in compliance with all material restrictions or covenants contained in the Credit Facility agreement. The use of the Credit Facility for acquisition purposes is subject to certain conditions with respect to the business and historical financial results of the target company, the maintenance of certain financial ratios on a prospective and pro forma basis, and the structure of the acquisition transaction.

     Total borrowings available under the Credit Facility reduce semi-annually commencing March 31, 1996 by the following amounts (dollars in thousands):

                              March 31, 1996                   $     12,500
                              September 30, 1996                     12,500
                              March 31, 1997                         12,500
                              September 30, 1997                     12,500
                              March 31, 1998                         15,000
                              September 30, 1998                     15,000
                              March 31, 1999                         17,500
                              September 30, 1999                     17,500
                              March 31, 2000                         20,000
                                                               ------------
                                                               $    135,000
                                                               ============

     Principal and interest payments required under the Credit Facility are funded principally by dividend and intercompany tax sharing payments received from Capsure's insurance subsidiaries.

10.  STATUTORY FINANCIAL DATA

     Capsure's insurance subsidiaries file annual financial statements prepared in accordance with statutory accounting practices prescribed or permitted by applicable insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as guidance provided in a variety of publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. Such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The permitted statutory accounting practices of Capsure's insurance subsidiaries did not have a material effect on reported statutory surplus. The principal differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principles are that statutory financial statements do not reflect deferred policy acquisition costs and deferred income taxes and debt securities are generally carried at amortized cost in statutory financial statements.

     The NAIC has promulgated RBC requirements for property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC information will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions on the behalf of the company or regulators. As of December 31, 1994, each of Capsure's insurance subsidiaries had a Ratio that was substantially in excess of the minimum RBC requirements.

     Capsure's insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payments of dividends. Generally, statutory surplus of each insurance subsidiary in excess of statutorily prescribed minimum is available for transfer to the parent company. However, such distributions as dividends may be subject to prior regulatory approval, including a review of the implication on RBC. Without prior regulatory approval in 1995, Capsure's insurance subsidiaries may pay stockholder dividends of $19.3 million in the aggregate. In 1994, 1993 and 1992, Capsure received $21.0 million (including $5.0 million of dividends requiring prior approval), $11.8 million, and $29.0 million (including $15.1 million of dividends requiring prior approval), respectively, in dividends from its insurance subsidiaries.

     Combined statutory surplus and net income for insurance operations, including preacquisition results, as reported to regulatory authorities were as follows (dollars in thousands):

                                                           1994              1993              1992
                                                        -----------       -----------       ------------
         Statutory surplus  . . . . . . . . . . . .     $   109,750       $   104,343       $     94,080
         Statutory net income . . . . . . . . . . .     $    23,796       $    19,308       $     23,934

11.  INCOME TAXES

     The components of deferred income taxes as of December 31, 1994 and 1993 were as follows (dollars in thousands):

                                                                                     1994             1993
                                                                                -------------    -------------
   Deferred tax assets:
       Net operating losses . . . . . . . . . . . . . . . . . . . . . . . .     $      79,100    $      86,500
       Loss and loss adjustment expense reserves  . . . . . . . . . . . . .             7,913            7,606
       Unearned premium reserves  . . . . . . . . . . . . . . . . . . . . .             5,302            4,856
       Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .             3,755            3,750
       Unrealized loss on securities  . . . . . . . . . . . . . . . . . . .             5,293               --
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,537            3,984
                                                                                -------------    -------------
           Total gross deferred tax assets  . . . . . . . . . . . . . . . .           102,900          106,696
       Valuation allowance  . . . . . . . . . . . . . . . . . . . . . . . .            30,800           40.800
                                                                                -------------    -------------
   Deferred tax asset, net of valuation allowance . . . . . . . . . . . . .            72,100           65,896
                                                                                -------------    -------------

   Deferred tax liabilities:
       Intangible assets  . . . . . . . . . . . . . . . . . . . . . . . . .             6,278            7,625
       Deferred policy acquisition costs  . . . . . . . . . . . . . . . . .             8,803            6,447
       Unrealized gain on securities  . . . . . . . . . . . . . . . . . . .                --              710
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,814            2,764
                                                                                -------------    -------------
           Total deferred tax liabilities   . . . . . . . . . . . . . . . .            17,895           17,546
                                                                                -------------    -------------

   Net deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . .     $      54,205    $      48,350
                                                                                =============    =============

     Capsure and its subsidiaries file a consolidated federal income tax return. As of December 31, 1994, based upon the Company's consolidated federal income tax returns, approximately $226.0 million of consolidated NOLs were available to offset future taxable income of the Company and its subsidiaries. The majority of such carryforwards expire in 1997, 1998 and 1999. Although realization is not assured, management believes that it is more likely than not that Capsure will generate sufficient taxable income to utilize at least $48.3 million of tax benefits from its available NOLs at December 31, 1994. Such estimate is based upon the earnings history of each of its insurance subsidiaries and projections of future taxable income. The reduction in the valuation allowance for deferred tax assets of $10.0 million in 1994 related primarily to the September 22, 1994, acquisition of Universal Surety and projections of future taxable income of this newly acquired entity.

     The income tax provisions consisted of the following (dollars in thousands):

                                                         1994            1993           1992
                                                       ---------      ---------      ---------
                                                                                     (Restated)
                 Federal deferred   . . . . . .        $   8,820      $   8,696      $    6,457
                 Federal current  . . . . . . .              305            338             208
                 State  . . . . . . . . . . . .              276            200             112
                                                       ---------      ---------      ----------
                 Total income tax expense   . .        $   9,401      $   9,234      $    6,777
                                                       =========      =========      ==========

     Reconciliations from the federal statutory tax rate to the effective tax rate are as follows:

                                                                         1994            1993           1992
                                                                       ---------      ---------       --------
Federal statutory rate  . . . . . . . . . . . . . . . . . . . . . .         35.0%          35.0%           34.0%
Excess of cost over net assets acquired and other
   purchase accounting adjustments  . . . . . . . . . . . . . . . .          3.0            2.2             2.0
State income and environmental tax, net of federal
   income tax benefit . . . . . . . . . . . . . . . . . . . . . . .           .8             .6              .9
Tax exempt interest . . . . . . . . . . . . . . . . . . . . . . . .          (.3)           (.2)            (.8)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1.0           (1.4)            2.7
                                                                       ---------      ---------       ---------
   Effective tax rate . . . . . . . . . . . . . . . . . . . . . . .         39.5%          36.2%           38.8%
                                                                       =========      =========       =========

     Intercompany tax sharing agreements between Capsure and its subsidiaries provide that income taxes shall be allocated based upon separate return calculations in accordance with the Internal Revenue Code of 1986, as amended (the "Code"). Intercompany tax payments are remitted at such times as estimated tax payments would be required to be made to the Internal Revenue Service. Capsure received tax sharing payments from its subsidiaries of $12.3 million, $13.0 million and $9.0 million in 1994, 1993 and 1992, respectively.

     The Internal Revenue Service has not examined the Company's tax returns for the years in which the Company reported net operating losses. Under
Section 382 of the Code, certain restrictions on the utilization of NOLs will apply if there is an ownership change of a corporation entitled to use such carryovers. The Company believes that there is currently no restriction on the ability of the Company to utilize its NOLs. It is possible that future transactions involving the Company's common stock or rights to acquire such stock could cause an ownership change of the Company resulting in restrictions of the Company's ability to utilize the NOLs during all taxable periods after the date of such ownership change. The Company has adopted provisions in its Certificate of Incorporation designed to facilitate the Company's ability to preserve and utilize its NOLs.

12.  COMMITMENTS AND CONTINGENCIES

     On November 8, 1988, California voters enacted Proposition 103, an initiative which required a rollback in insurance rates for products written or renewed after November 8, 1988, and provided that rate changes must thereafter be submitted for approval to the Department of Insurance prior to implementation. While the proposition had the most significant impact on automobile insurance, its provisions were written broadly and may also apply to other property and casualty insurance, including surety bonds. The applicability of Proposition 103 to surety bonds has been litigated in the California courts and is currently under review by the California Supreme Court. Management believes that an unfavorable resolution of this matter would not have a material adverse impact on the Company's results of operations or financial position.

     The Company was engaged in oil and gas production, exploration and development until mid-1993. In connection with the sale of substantially all of the Company's oil and gas properties, the buyers assumed all material environmental liabilities.

     United Capitol, in the ordinary course of business, chooses to underwrite accounts which have hazardous, unique or unusual risk characteristics and applies a strict and specialized underwriting discipline to such risks. Since United Capitol's organization in 1986, its liability policies have included an absolute pollution coverage exclusion (except for policies offering pollution liability coverage to contractors involved in the remediation of preexisting pollution). In addition, except as discussed below, United Capitol's product liability and other general liability policies contain exclusions, which management believes are enforceable, for coverage of claims for bodily injury or property damage caused by exposure to asbestos.

     United Capitol provides coverage to asbestos abatement contractors against third parties who have alleged bodily injury or property damage as a result of exposure to asbestos. Employees of the insured contractor and others required to be in the abatement area are not intended to be covered by United Capitol's policies and management believes such coverage exclusions are enforceable. Through the date hereof, there have been no valid claims against United Capitol's asbestos abatement liability policies alleging bodily injury arising from exposure to asbestos. Management believes that none of the other insurance products offered by Capsure's insurance subsidiaries creates any potential material environmental exposure.

     Management believes that Capsure is adequately reserved for risks associated with environmental liabilities although there can be no assurance that legal or other developments will not increase the Company's exposure to environmental liabilities.

     Capsure and its subsidiaries are subject to litigation in the ordinary course of business. In the opinion of management, the outcome of such litigation will not have a material effect on the results of operations or financial position of Capsure.

13.  WARRANTS

     In January 1989, the Company distributed warrants to purchase shares of its common stock to its stockholders of record on January 9, 1989, whereby for each share of common stock held on such date, one Series A Warrant, one Series B Warrant and one Series C Warrant ("ABC Warrants") were distributed. Each Series A Warrant, each Series B Warrant and each two Series C Warrants entitled the holder to purchase one share of the Company's common stock. In the aggregate, 9,825,378 ABC Warrants were distributed to purchase 8,187,815 shares of the Company's common stock. The original exercise price per share of common stock, issuable upon exercise of any ABC Warrant, was $5.50 per share. The Company utilized substantially all of the proceeds received from the exercise of ABC Warrants in 1992 to purchase the capital stock of Surewest. The Company also issued 8,580 warrants to directors of the Company to purchase a like number of shares of common stock for $5.60 per share ("Other Warrants"). In conjunction with the financing of the 1990 acquisition of United Capitol, the Company issued 44,444 warrants to a bank to purchase a like number of shares of Common Stock at $0.05 per share ("Bank Warrants"). All warrants had stated exercise and expiration periods. As of December 31, 1994, there were no warrants of any series outstanding.

     Warrant activity for the years ended December 31, 1994, 1993 and 1992 was as follows (dollars in thousands):

                                                                   Number of
                                                                   Warrants
                                                                  Exercised             Proceeds
                                                                  ----------           ----------
              1994
              ----
                 Bank Warrants  . . . . . . . . . . . . .            44,444          $         2
                                                                ===========          ===========
              1993
              ----
                 Other Warrants . . . . . . . . . . . . .             2,860          $        16
                                                                ===========          ===========
              1992
              ----
                 Series B Warrants  . . . . . . . . . . .         2,500,323           $   17,126
                 Series C Warrants  . . . . . . . . . . .         1,555,741                9,823
                                                                -----------           ----------
                                                                  4,056,064           $   26,949
                                                                ===========           ==========

14.  STOCK OPTIONS

     The Company has reserved 1,500,000 shares of its common stock for issuance to directors, officers, key employees and consultants of the Company through incentive stock options, nonqualified stock options and stock appreciation rights to be granted under the Company's 1990 Stock Option Plan (the "Plan"). On March 2, 1994, the Board of Directors of the Company approved an amendment to the Plan to increase by 500,000 the aggregate number of shares available for which options may be granted under the Plan to 1,500,000 shares. This amendment was approved by the stockholders at the Annual Meeting held on May 19, 1994. The Plan is administered by the Compensation Committee (the "Committee"), consisting of certain members of the Board of Directors. The option price is determined by the Committee, but cannot be less than the fair market value of the common stock of the Company at the date of grant for incentive stock options, and cannot be less than the par value of the common stock of the Company for non-qualified stock options.

     The Plan provides for the granting of incentive options as defined under the Code. Under the Plan, all nonqualified stock options and incentive stock options expire ten years after the date of grant. All options in 1993 and 1994 were granted at an option price equal to fair market value at the date of grant. In 1992, all options were granted at an option price equal to fair market value, except for 2,500 nonqualified stock options which were granted at $8.50.

     Stock option activity for the three years ended December 31, 1994 was as follows:

                                                                Shares Subject             Average Option
                                                                  to Option               Price Per Share
                                                                 -----------            --------------------
     Balance at January 1, 1992 . . . . . . . . . . . . . . .        547,500            $  6.75 to $   8.50
        Options granted . . . . . . . . . . . . . . . . . . .        168,500            $  8.50 to $   9.75
        Options cancelled . . . . . . . . . . . . . . . . . .         (2,250)           $       6.75
     Options exercised  . . . . . . . . . . . . . . . . . . .         (2,750)           $       6.75
                                                                  ---------             -------------------
     Balance at December 31, 1992 . . . . . . . . . . . . . .        711,000            $  6.75 to $   9.75
        Options granted . . . . . . . . . . . . . . . . . . .        222,500            $ 12.25 to $  14.88
        Options cancelled . . . . . . . . . . . . . . . . . .         (6,750)           $ 12.25 to $  13.50
        Options exercised . . . . . . . . . . . . . . . . . .        (20,975)           $  6.75 to $   9.75
                                                                  ---------             -------------------
     Balance at December 31, 1993 . . . . . . . . . . . . . .        905,775            $  6.75 to $  14.88
        Options granted   . . . . . . . . . . . . . . . . . .        295,250            $ 12.88 to $  14.75
        Options cancelled   . . . . . . . . . . . . . . . . .         (1,876)           $      12.25
        Options exercised   . . . . . . . . . . . . . . . . .         (1,037)           $  6.75 to $  12.25
                                                                  ---------             -------------------
     Balance at December 31, 1994 . . . . . . . . . . . . . .      1,198,112            $  6.75 to $  14.88
                                                                  ==========            ===================

     As of December 31, 1994, 858,973 shares were exercisable under the Plan. The number of shares available for granting of options under the Plan were 277,126 and 67,500 at December 31, 1994 and 1993, respectively.

15.  RELATED PARTY TRANSACTIONS

     Equity Group Investments, Inc. ("EGI"), a company affiliated with certain directors, officers and stockholders of the Company; other affiliated entities; and individuals affiliated with certain directors and officers of the Company perform or provide services to the Company and its subsidiaries. These services relate to acquisition consulting, financial planning, legal and tax advice, and investor relations, as well as leasing office space and providing certain computer equipment, operations and maintenance services to the Company. Related party agreements are generally for a term of one year and are approved by the independent members of the Board of Directors. The Company's corporate office space is leased pursuant to a facilities sharing agreement with EGI.

     The Company paid rent, administrative services, and office facility services to EGI or its affiliates of $0.1 million in 1994, 1993 and 1992. The Company paid $0.2 million in 1994 and 1993 and $0.1 million in 1992 for financial planning, tax, accounting, investor relations and computer support and maintenance to EGI or its affiliates. The Company paid $0.2 million, $0.1 million and $0.4 million in fees for legal services to a law firm affiliated with EGI in 1994, 1993 and 1992, respectively. The Company received reimbursement from affiliates of EGI for financial management services provided by employees of the Company amounting to $0.1 million in 1994 and 1993 and $0.2 million in 1992.


16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited results of operations for the years ended December 31, 1994 and 1993. The Company acquired Universal Surety in September 1994 and the consolidated results of operations shown below include the operating results of Universal Surety from the date of acquisition, which affects the comparability of the financial information (dollars in thousands, except per share data):

                                                          First            Second           Third            Fourth
                                                         Quarter          Quarter          Quarter          Quarter
                                                       ------------     ------------      ----------       ----------
1994
- ----
  Revenues  . . . . . . . . . . . . . . . . . . . .    $     27,167     $     27,809      $    27,176      $    30,510
                                                       ============     ============      ===========      ===========
  Income before income taxes  . . . . . . . . . . .    $      4,607     $      6,872      $     5,903      $     6,397
  Income taxes  . . . . . . . . . . . . . . . . . .           1,778            2,774            2,191            2,658
                                                       ------------     ------------      -----------      -----------
  Net income  . . . . . . . . . . . . . . . . . . .    $      2,829     $      4,098      $     3,712      $     3,739
                                                       ============     ============      ===========      ===========
  Earnings per common and common
     equivalent share   . . . . . . . . . . . . . .    $        .19     $        .27      $       .25      $       .24
                                                       ============     ============      ===========      ===========

1993
- ----
  Revenues  . . . . . . . . . . . . . . . . . . . .    $     26,540     $     27,419      $    27,761      $    26,725
                                                       ============     ============      ===========      ===========
  Income before income taxes  . . . . . . . . . . .    $      5,531     $      6,311      $     7,756      $     5,920
  Income taxes  . . . . . . . . . . . . . . . . . .           2,117            2,263            3,126            1,728
                                                       ------------     ------------      -----------      -----------
  Net income  . . . . . . . . . . . . . . . . . . .    $      3,414     $      4,048      $     4,630      $     4,192
                                                       ============     ============      ===========      ===========
  Earnings per common and common
     equivalent share   . . . . . . . . . . . . . .    $        .22     $        .27      $       .29      $       .30
                                                       ============     ============      ===========      ===========


                                                                      SCHEDULE I




                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1994
                             (AMOUNTS IN THOUSANDS)





                                                                                               Fair         Carrying
                                                                                Cost           Value         Value
                                                                             -----------    -----------   -----------
FIXED MATURITIES:
  Bonds:
     U.S. government and government agencies and authorities  . . . . . .    $   163,230    $   152,549   $   152,549
     Foreign governments  . . . . . . . . . . . . . . . . . . . . . . . .              5              5             5
     All other corporate bonds  . . . . . . . . . . . . . . . . . . . . .         97,061         93,397        94,039
                                                                             -----------    -----------   -----------
      Total fixed maturities. . . . . . . . . . . . . . . . . . . . . . .        260,296        245,951       246,593
                                                                             -----------    -----------   -----------

EQUITY SECURITIES:
  Common stocks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,683         27,173        27,173
  Non-redeemable preferred stocks . . . . . . . . . . . . . . . . . . . .          1,091          1,032         1,032
                                                                             -----------    -----------   -----------
      Total equity securities . . . . . . . . . . . . . . . . . . . . . .         29,774         28,205        28,205
                                                                             -----------    -----------   -----------

  Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . .         22,079                       22,079
  Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,123                        4,890
                                                                             -----------                  -----------
      Total investments . . . . . . . . . . . . . . . . . . . . . . . . .    $   317,272                  $   301,767
                                                                             ===========                  ===========

                                                                    SCHEDULE III



                             CAPSURE HOLDINGS CORP.
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                                             December 31,
                                                                                    ------------------------------
                                                                                        1994               1993
                                                                                    -----------        -----------
                                    ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $        --        $       481
Short-term investments, at cost which approximates fair value . . . . . . . . .              --              5,451
Equity securities, at fair value (cost:  $6,453)  . . . . . . . . . . . . . . .              --              8,703
Investment in and advances to Capsure Financial Group, Inc. . . . . . . . . . .         170,772                 --
Investment in and advances to SI Acquisition Corp.  . . . . . . . . . . . . . .              --             71,009
Investment in and advances to NI Acquisition Corp.  . . . . . . . . . . . . . .              --             60,429
Investment in and advances to Pin Oak Petroleum, Inc. . . . . . . . . . . . . .              --              8,569
Deferred income taxes, net of valuation allowance . . . . . . . . . . . . . . .          55,616             56,833
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                257
                                                                                    -----------        -----------
                                                                                    $   226,388        $   211,732
                                                                                    ===========        ===========


                                 LIABILITIES
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     1,523        $     4,107
                                                                                    -----------        -----------


                              STOCKHOLDERS' EQUITY
Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             770                753
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .         179,250            165,257
Retained earnings from August 1, 1986 (date of reorganization)  . . . . . . . .          54,756             40,378
Unrealized (loss) gain on securities, net of deferred income taxes  . . . . . .          (9,830)             1,318
Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (81)               (81)
                                                                                    -----------         ----------
Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . .         224,865            207,625
                                                                                    -----------        -----------
                                                                                    $   226,388        $   211,732
                                                                                    ===========        ===========





    See Notes to Condensed Financial Information and Notes to Consolidated
                             Financial Statements

                                                                    SCHEDULE III


                             CAPSURE HOLDINGS CORP.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)



                                                                               Years Ended December 31,
                                                                      -------------------------------------------
                                                                        1994             1993             1992
                                                                      ---------        ---------       ----------
                                                                                                       (Restated)
Revenues:
    Net investment income   . . . . . . . . . . . . . . . . . . .     $      17        $   1,897       $    1,705
    Net investment gains  . . . . . . . . . . . . . . . . . . . .           444            3,103               --
    Other income  . . . . . . . . . . . . . . . . . . . . . . . .            --               10               40
                                                                      ---------        ---------       ----------
                                                                            461            5,010            1,745
Expenses:
    Corporate expense   . . . . . . . . . . . . . . . . . . . . .           355            2,251            2,011
                                                                      ---------        ---------       ----------

Income (loss) from operations before income taxes
    and equity in net income of subsidiaries  . . . . . . . . . .           106            2,759             (266)

Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .            37              690              (90)
                                                                      ---------        ---------         --------
Income (loss) before equity in net income
    of subsidiaries   . . . . . . . . . . . . . . . . . . . . . .            69            2,069             (176)

Cash dividends from subsidiaries  . . . . . . . . . . . . . . . .            --            1,500           10,000
Equity in net income of subsidiaries, less cash dividends . . . .        14,309           12,715              871
                                                                      ---------        ---------       ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  14,378        $  16,284       $   10,695
                                                                      =========        =========       ==========





    See Notes to Condensed Financial Information and Notes to Consolidated
                             Financial Statements

                                                                    SCHEDULE III

                             CAPSURE HOLDINGS CORP.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                                       Years Ended December 31,
                                                                                --------------------------------------
                                                                                   1994          1993          1992
                                                                                ---------     ---------     ----------
                                                                                                            (Restated)
OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  14,378     $  16,284     $ 10,695
      Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depletion, depreciation, and amortization . . . . . . . . . . . . . .          --             3            3
         Equity in net income of subsidiaries, less cash dividends . . . . . .     (14,309)      (12,715)        (871)
         Net investment gains. . . . . . . . . . . . . . . . . . . . . . . . .        (444)       (3,103)          --
      Changes in:
         Other assets and liabilities. . . . . . . . . . . . . . . . . . . . .       3,623           680       (2,796)
                                                                                  --------      --------     --------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .       3,248         1,149        7,031
                                                                                  --------      --------     --------

INVESTING ACTIVITIES:
  Available-for-sale equity securities purchased . . . . . . . . . . . . . . .        (209)      (30,512)      (3,885)
  Available-for-sale equity securities sold. . . . . . . . . . . . . . . . . .          --        31,048           --
  Change in short-term investments . . . . . . . . . . . . . . . . . . . . . .       5,451         2,846       (7,492)
  Change in investments in and advances to subsidiaries. . . . . . . . . . . .      (8,981)       (4,389)     (51,537)
  Capital expenditures, net. . . . . . . . . . . . . . . . . . . . . . . . . .          --           (13)         --
                                                                                  --------      --------     --------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . .      (3,739)       (1,020)     (62,914)
                                                                                  --------      --------     --------
FINANCING ACTIVITIES:
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . .          --            --       29,814
  Exercise of warrants and options . . . . . . . . . . . . . . . . . . . . . .          10            47       26,953
  Repurchase of outstanding warrants . . . . . . . . . . . . . . . . . . . . .          --           (42)          --
  Issuance of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . .          --           140           14
  Stock issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           (11)        (828)
                                                                                  --------     ---------     --------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . .          10           134       55,953
                                                                                  --------     ---------     --------

Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . . . . .        (481)          263           70
Cash at beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . . .         481           218          148
                                                                                  --------     ---------     --------
Cash at end of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     --     $     481     $    218
                                                                                  ========     =========     ========





    See Notes to Condensed Financial Information and Notes to Consolidated
                             Financial Statements

                                                                    SCHEDULE III



                             CAPSURE HOLDINGS CORP.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                    NOTES TO CONDENSED FINANCIAL INFORMATION


1.   BASIS OF PRESENTATION

     The condensed financial information of the parent company includes the accounts of Capsure Holdings Corp. ("Capsure"). On March 29, 1994, Capsure formed Capsure Financial Group, Inc., a direct wholly owned subsidiary, to which Capsure contributed substantially all its assets and liabilities, including its investments in SI Acquisition Corp., NI Acquisition Corp. and Pin Oak Petroleum, Inc.

                                                                      SCHEDULE V



                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                       SUPPLEMENTAL INSURANCE INFORMATION
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (AMOUNTS IN THOUSANDS)





                                                                                 Property and Casualty Insurance
                                                                          --------------------------------------------
                                                                              1994            1993             1992
                                                                          -----------      -----------     -----------
                                                                                                            (Restated)
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . .   $    25,150      $    18,421     $     9,428
                                                                          ===========      ===========     ===========

Future policy benefits, losses, claims and loss expenses  . . . . . . .   $   149,041      $   135,825     $   128,122
                                                                          ===========      ===========     ===========

Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    76,630      $    69,363     $    66,235
                                                                          ===========      ===========     ===========

Other policy claims and benefits payable  . . . . . . . . . . . . . . .   $        --      $        --     $        --
                                                                          ===========      ===========     ===========

Net premium revenue . . . . . . . . . . . . . . . . . . . . . . . . . .   $    92,481      $    86,029     $    41,249
                                                                          ===========      ===========     ===========

Net investment income . . . . . . . . . . . . . . . . . . . . . . . . .   $    18,597      $    18,753     $    14,636
                                                                          ===========      ===========     ===========

Benefits, claims, losses and settlement expenses  . . . . . . . . . . .   $    23,344      $    19,957     $    10,661
                                                                          ===========      ===========     ===========

Amortization of deferred policy acquisition costs . . . . . . . . . . .   $    29,390      $    21,164     $     2,155
                                                                          ===========      ===========     ===========

Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . .   $    24,514      $    29,684     $    18,501
                                                                          ===========      ===========     ===========

Net premiums written  . . . . . . . . . . . . . . . . . . . . . . . . .   $    90,578      $    88,306     $    40,310
                                                                          ===========      ===========     ===========


                                                                     SCHEDULE VI


                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (AMOUNTS IN THOUSANDS)




                                                                                                        Percentage
                                                             Ceded to       Assumed                     of Amount
                                                Gross         Other       from Other         Net         Assumed
                                               Amount       Companies     Companies        Amount         To Net
                                            ------------   -----------    ----------    ------------   ------------

1994
- ----
Premiums:
  Property and casualty insurance . . .     $    103,346   $     11,533   $       668   $     92,481           0.7%
                                            ------------   ------------   -----------   ------------   ------------
    Total premiums. . . . . . . . . . .     $    103,346   $     11,533   $       668   $     92,481           0.7%
                                            ============   ============   ===========   ============   ============




1993
- ----
Premiums:
  Property and casualty insurance . . .     $     97,359   $     11,969   $       639   $     86,029           0.7%
                                            ------------   ------------   -----------   ------------   ------------
    Total premiums. . . . . . . . . . .     $     97,359   $     11,969   $       639   $     86,029           0.7%
                                            ============   ============   ===========   ============   ============




1992
- ----
Premiums:
  Property and casualty insurance . . .     $     50,015   $      8,805   $        39   $     41,249           0.1%
                                            ------------   ------------   -----------   ------------   ------------
    Total premiums. . . . . . . . . . .     $     50,015   $      8,805   $        39   $     41,249           0.1%
                                            ============   ============   ===========   ============   ============


                                                                   SCHEDULE VIII

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (AMOUNTS IN THOUSANDS)



                                                                     Additions
                                                            -------------------------
                                              Balance at     Charged to    Charged to                      Balance
                                             Beginning of    Costs and        Other                       at End of
                                                Period        Expenses      Accounts     Deductions(1)     Period
                                              ----------     ----------    ----------    -------------   ----------
Year ended December 31, 1994
  Allowance for possible losses
    on premiums receivable(2). . . . . . . .  $    1,276     $      190    $       --     $      568     $      898
                                              ==========     ==========    ==========     ==========     ==========

  Allowance for possible losses
    on reinsurance recoverable . . . . . . .  $        2     $        3    $       --     $       --     $        5
                                              ==========     ==========    ==========     ==========     ==========


Year ended December 31, 1993
  Allowance for possible losses
    on premiums receivable . . . . . . . . .  $      951     $      690    $       --     $      417     $    1,224
                                              ==========     ==========    ==========     ==========     ==========

  Allowance for possible losses
    on reinsurance recoverable . . . . . . .  $       --     $        2    $       --     $       --     $        2
                                              ==========     ==========    ==========     ==========     ==========


Year ended December 31, 1992
  Allowance for possible losses
    on premiums receivable . . . . . . . . .  $      937     $      372    $       --     $      358     $      951
                                              ==========     ==========    ==========     ==========     ==========

  Allowance for possible losses
    on reinsurance recoverable . . . . . . .  $       --     $       --    $       --     $       --     $       --
                                              ==========     ==========    ==========     ==========     ==========

- ---------------
(1) Accounts charged against allowance.
(2) Includes balance at acquisition date of Universal Surety of $52.

                                                                      SCHEDULE X



                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (AMOUNTS IN THOUSANDS)





                                                                           1994              1993             1992
                                                                       ------------      ------------     ------------
                                                                                                           (Restated)
Deferred policy acquisition costs . . . . . . . . . . . . . . . . .    $     25,150      $     18,421     $      9,428
                                                                       ============      ============     ============

Reserves for unpaid claims and claim adjustment expenses  . . . . .    $    149,041      $    135,825     $    128,122
                                                                       ============      ============     ============

Discount (if any) deducted  . . . . . . . . . . . . . . . . . . . .    $         --      $         --     $         --
                                                                       ============      ============     ============

Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . .    $     76,630      $     69,363     $     66,235
                                                                       ============      ============     ============

Net earned premiums . . . . . . . . . . . . . . . . . . . . . . . .    $     92,481      $     86,029     $     41,249
                                                                       ============      ============     ============

Net investment income . . . . . . . . . . . . . . . . . . . . . . .    $     18,597      $     18,753     $     14,636
                                                                       ============      ============     ============

Net claims and claim adjustment expenses incurred related to:
  Current year  . . . . . . . . . . . . . . . . . . . . . . . . . .    $     31,688      $     31,250     $     18,141
                                                                       ============      ============     ============

  Prior years   . . . . . . . . . . . . . . . . . . . . . . . . . .    $     (8,344)      $   (11,293)     $    (7,480)
                                                                       ============      ============     ============

Amortization of deferred policy acquisition costs . . . . . . . . .    $     29,390      $     21,164     $      2,155
                                                                       ============      ============     ============

Paid claims and claim adjustment expenses . . . . . . . . . . . . .    $     16,719      $     15,455     $     13,215
                                                                       ============      ============     ============

Net premiums written  . . . . . . . . . . . . . . . . . . . . . . .    $     90,578      $     88,306     $     40,310
                                                                       ============      ============     ============

(A)(3)    EXHIBITS

Exhibit
Number    Description

  2       Not applicable.

  3(i) The Certificate of Incorporation of Nucorp, Inc. dated May 6, 1988 together with the Certificate of Merger of Nucorp Energy, Inc. with and into Nucorp, Inc. dated August 12, 1988 (filed on August 15, 1988 as Exhibit 3.1 to Nucorp, Inc.'s Quarterly Report on Form 10-Q for the Period March 31, 1988 through June 30, 1988, and incorporated herein by reference).

  3(ii) Bylaws of Nucorp, Inc. (filed on August 15, 1988 as Exhibit 3.2 to Nucorp, Inc.'s Quarterly Report on Form 10-Q for the Period March 31, 1988 through June 30, 1988, and incorporated herein by reference).

  4       Specimen of Capsure Holdings Corp. Common Stock Certificate.

  9       Not applicable.

 10(1) Employment Agreement dated as of February 20, 1990 among Nucorp, Inc., United Capitol Holding Company, United Capitol Insurance Company, Equity Holdings and Bruce A. Esselborn (filed on August 2, 1990 as Exhibit 10.7 to Post-Effective Amendment No. 1 to Nucorp, Inc.'s Registration Statement on Form S-1, and incorporated herein by reference).

 10(2) Employment Agreement dated as of February 20, 1990 among Nucorp, Inc., United Capitol Holding Company, United Capitol Insurance Company and Mary Jane Robertson (filed on July 16, 1992 as Exhibit 10(iii)(A)(2) to Amendment No. 1 to Nucorp, Inc.'s Registration Statement on Form S-2, and incorporated herein by reference).

 10(3) Employment Agreement dated as of February 20, 1990 among Nucorp, Inc., United Capitol Holding Company, United Capitol Insurance Company and Steven S. Zeitman (filed on July 16, 1992 as Exhibit 10(iii)(A)(3) to Amendment No. 1 to Nucorp, Inc.'s Registration Statement on Form S-2, and incorporated herein by reference).

 10(4) Employment Agreement dated as of February 20, 1995 by and between Capsure Holdings Corp., a Delaware corporation, and Bruce A. Esselborn, an individual.

 10(5) Employment Agreement dated as of February 20, 1995 by and among Capsure Holdings Corp., a Delaware corporation, United Capitol Insurance Company, a Wisconsin corporation, and Mary Jane Robertson, an individual.

 10(6) Employment Agreement dated as of February 20, 1995 by and between Capsure Holdings Corp., a Delaware corporation, and Steven S. Zeitman, an individual.

 10(7) Executive Employment Agreement dated as of August 14, 1992 by and among Nucorp, Inc., a Delaware corporation, Surewest Financial Corp., a South Dakota corporation, SI Acquisition Corp., a Texas corporation, Western Surety Company, a South Dakota corporation, Equity Holdings, an Illinois partnership, and Dan L. Kirby.

 10(8) Executive Employment Agreement dated as of August 14, 1992 by and among Nucorp, Inc., a Delaware corporation, SI Acquisition Corp., a Texas corporation, Surewest Financial Corp., a South Dakota corporation, Western Surety Company, a South Dakota corporation, Equity Holdings, an Illinois partnership, and Joe P. Kirby.

Exhibit
Number    Description

 10(9) Purchase Agreement dated as of December 21, 1989 among Nucorp, Inc. and Bruce A. Esselborn (filed on August 2, 1990 as Exhibit 10.8 to Post-Effective Amendment No. 1 to Nucorp's Registration Statement on Form S-1, and incorporated herein by reference).

 10(10) Purchase Agreement dated as of December 22, 1989 among Nucorp, Inc. and CIP Limited Partnership (filed on September 26, 1990 as Exhibit
          10.10 to Amendment No. 1 to Nucorp's Registration Statement on Form S-1, and incorporated herein by reference).

 10(11) Common Stock Purchase Warrant dated as of February 20, 1990, of Nucorp, Inc. to Continental Bank N.A. (filed on March 2, 1993 as
          Exhibit 28(e) to Nucorp, Inc.'s Registration Statement on Form S-3, and incorporated herein by reference).

 10(12) Registration Agreement dated as of February 20, 1990, between Nucorp, Inc. and Continental Bank N.A. (filed on March 2, 1993 as Exhibit 28(f) to Nucorp, Inc.'s Registration Statement on Form S-3, and incorporated herein by reference).

 10(13) Purchase Agreement dated as of March 25, 1992 among Nucorp, Inc., SI Acquisition Corp. and Surewest Financial Corp. (filed on March 27, 1992, as Exhibit 2 on Form 8-K, and incorporated herein by reference).

 10(14) Stock Purchase Agreement between Nucorp, Inc.; SI Acquisition Corp.; Surewest Financial Corp.; Joe P. Kirby; Dan L. Kirby; Kevin T.
          Kirby; Steven T. Kirby; First Bank of South Dakota, N.A., as Trustee of the Dan L. Kirby Trust; First Bank of South Dakota, N.A., as Trustee of the Kevin T. Kirby Trust; Norwest Bank South Dakota, N.A., as Trustee of the Joe P. Kirby Trust; and Norwest Bank South Dakota, N.A., as Trustee of the Steven T. Kirby Trust, dated March 25, 1992 and schedules thereto (filed on March 25, 1992 as Exhibit 2 on Nucorp, Inc.'s Form 8-K, and incorporated herein by reference).

 10(15) Credit Agreement dated August 14, 1992, among SI Acquisition Corp., and Continental Bank N.A. (filed on March 2, 1993 as Exhibit 28(c) to Nucorp, Inc.'s Registration Statement on Form S-3, and incorporated herein by reference).

 10(16) Compensation Agreement dated August 14, 1992 among SI Acquisition Corp. and Continental Bank N.A. (filed on March 26, 1993 as Exhibit
          10.15 on Nucorp, Inc.'s Form 10-K, and incorporated herein by reference).

 10(17) Credit Agreement dated as of March 29, 1994 among Capsure Financial Group, Inc., Capsure Holdings Corp., the Lenders named therein and Chemical Bank, as Administrative Agent.

 10(18) Stock Purchase Agreement among John Knox, Jr., Universal Surety Holding Corp., Capsure Financial Group, Inc. and Capsure Holdings Corp. dated July 26, 1994 (filed on October 6, 1994 as Exhibit 2 to Capsure Holdings Corp. Current Report on Form 8-K, and incorporated herein by reference).

 10(19) 1990 Stock Option Plan of Nucorp, Inc. (filed on April 19, 1990 as Exhibit A to Nucorp, Inc.'s Proxy Statement for the Annual Meeting of Shareholders on May 9, 1990, and incorporated herein by reference).

 10(20) First Amendment to the Nucorp, Inc. 1990 Stock Option Plan (filed on April 27, 1992 as part of Nucorp, Inc.'s Proxy Statement for the Annual Meeting of Shareholders on June 9, 1992, and incorporated herein by reference).

 10(21) Managing General Agency Agreement between Western Surety Company and United Capitol Managers, Inc. (filed on March 2, 1993 as Exhibit 28(a) to Nucorp, Inc.'s Registration Statement on Form S-3, and incorporated herein by reference).

Exhibit
Number    Description

 10(22) Surety Bond Quota Share Reinsurance Agreement between Western Surety Company and United Capitol Insurance Company (filed on March 2, 1993 as Exhibit 28(b) to Nucorp, Inc.'s Registration Statement on Form S-3, and incorporated herein by reference).

 10(23) Contract Surety Bond Reinsurance Agreement dated as of September 22, 1994 between Western Surety Company, a South Dakota corporation, and Universal Surety of America, a Texas corporation.

 10(24) Co-Employee Agreement dated as of September 22, 1994 between Western Surety Company and Universal Surety of America.

 11       Earnings per share computation.

 12       Not applicable.

 13       Not applicable.

 16       Not applicable.

 18       Not applicable.

 21       Subsidiaries of the Registrant.

 22       Not applicable.

 23       Consent of Coopers & Lybrand dated March 29, 1995.

 24(1)    Power of Attorney for Herbert A. Denton dated March 27, 1995.

 24(2)    Power of Attorney for Bradbury Dyer, III dated March 17, 1995.

 24(3)    Power of Attorney for Talton R. Embry dated March 17, 1995.

 24(4)    Power of Attorney for Dan L. Kirby dated March 21, 1995.

 24(5)    Power of Attorney for Joe P. Kirby dated March 22, 1995.

 24(6)    Power of Attorney for L.G. Schafran dated March 20, 1995.

 27       Financial Data Schedule.

 28 Information from reports furnished to state insurance regulatory authorities - Schedule P from 1994 Combined Annual Statement of Capsure Holdings Corp.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CAPSURE HOLDINGS CORP.


                                        /s/ Bruce A. Esselborn
                                        Bruce A. Esselborn
                                        President
                                        (Principal Executive Officer)


                                        /s/ Mary Jane Robertson
                                        Mary Jane Robertson
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                        /s/ John S. Heneghan
                                        John S. Heneghan
                                        Controller
                                        (Principal Accounting Officer)



Dated:            March 29, 1995





                                  (CONTINUED)

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                                     Title
March 21,  1995               Chairman of the Board and             /s/ Samuel Zell
                               Chief Executive Officer              --------------------------------------
                                                                    Samuel Zell


March 15,  1995                       Director                      /s/ Rod F. Dammeyer
                                                                    --------------------------------------
                                                                    Rod F. Dammeyer


March 28,  1995                       Director                      * Herbert A. Denton
                                                                    --------------------------------------
                                                                    * Herbert A. Denton


March 28,  1995                       Director                      * Bradbury Dyer, III
                                                                    --------------------------------------
                                                                    * Bradbury Dyer, III


March 28,  1995                       Director                      * Talton R. Embry
                                                                    --------------------------------------
                                                                    * Talton R. Embry


March 8,  1995                        Director                      /s/ Bruce A. Esselborn
                                                                    --------------------------------------
                                                                    Bruce A. Esselborn


March 28,  1995                       Director                      * Dan L. Kirby
                                                                    --------------------------------------
                                                                    * Dan L. Kirby


March 28,  1995                       Director                      * Joe P. Kirby
                                                                    --------------------------------------
                                                                    * Joe P. Kirby


March 20,  1995                       Director                      /s/ Donald W. Phillips
                                                                    --------------------------------------
                                                                    Donald W. Phillips

March 28,  1995                     Director and                    /s/ Sheli Z. Rosenberg
                                  *Attorney-in-Fact                 --------------------------------------
                                                                    Sheli Z. Rosenberg


March 28,  1995                       Director                      * L.G. Schafran
                                                                    --------------------------------------
                                                                    * L.G. Schafran


March 15,  1995                       Director                      /s/ Richard Weingarten
                                                                    --------------------------------------
                                                                    Richard Weingarten


                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                                 EXHIBIT INDEX


Exhibit                                                                                                                  Page
Number   Description                                                                                                      No.
   4     Specimen of Capsure Holdings Corp. Common Stock Certificate  . . . . . . . . . . . . . . . . . . . . . . . . .

 10(4)   Employment Agreement dated as of February 20, 1995 by and between
         Capsure Holdings Corp., a Delaware corporation, and Bruce A.
         Esselborn, an individual   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 10(5)   Employment Agreement dated as of February 20, 1995 by and among
         Capsure Holdings Corp., a Delaware corporation, United Capitol
         Insurance Company, a Wisconsin corporation, and Mary Jane Robertson,
         an individual    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 10(6)   Employment Agreement dated as of February 20, 1995 by and between
         Capsure Holdings Corp., a Delaware corporation, and Steven S. Zeitman,
         an individual    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 10(7)   Executive Employment Agreement dated as of August 14, 1992 by and among Nucorp, Inc., a  Delaware corporation, Surewest Financial Corp., a South Dakota corporation, SI Acquisition Corp., a Texas corporation,
         Western Surety Company, a South Dakota corporation, Equity Holdings, an Illinois partnership, and Dan L. Kirby  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 10(8)   Executive Employment Agreement dated as of August 14, 1992 by and among Nucorp, Inc., a  Delaware corporation, SI Acquisition Corp., a
         Texas corporation, Surewest Financial Corp., a South Dakota corporation, Western Surety Company, a South Dakota corporation,
         Equity Holdings, an Illinois partnership, and Joe P. Kirby   . . . . . . . . . . . . . . . . . . . . . . . . .

 10(17)  Credit Agreement dated as of March 29, 1994 among Capsure Financial
         Group, Inc., Capsure Holdings Corp., the Lenders named therein and
         Chemical Bank, as Administrative Agent   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10(23)   Contract Surety Bond Reinsurance Agreement dated as of September 22,
         1994 between Western Surety Company, a South Dakota corporation, and
         Universal Surety of America, a Texas corporation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 10(24)  Co-Employee Agreement dated as of September 22, 1994 between Western
         Surety Company and Universal Surety of America   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 11      Earnings per share computation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 21      Subsidiaries of the Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 23      Consent of Coopers & Lybrand dated March 29, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 24(1)   Power of Attorney for Herbert A. Denton dated March 27, 1995   . . . . . . . . . . . . . . . . . . . . . . . .

 24(2)   Power of Attorney for Bradbury Dyer, III dated March 17, 1995  . . . . . . . . . . . . . . . . . . . . . . . .

 24(3)   Power of Attorney for Talton R. Embry dated March 17, 1995   . . . . . . . . . . . . . . . . . . . . . . . . .

 24(4)   Power of Attorney for Dan L. Kirby dated March 21, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .

 24(5)   Power of Attorney for Joe P. Kirby dated March 22, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .

 24(6)   Power of Attorney for L.G. Schafran dated March 20, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .


Exhibit                                                                                                                  Page
Number   Description                                                                                                      No.

27       Financial Data Schedule   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

28       Information from reports furnished to state insurance regulatory authorities
          - Schedule P from 1994 Combined Annual Statement of Capsure Holdings Corp.   . . . . . . . . . . . . . . . . .
