Form 10-Q
period 1995-06-30
CAPSURE HOLDINGS CORP
filed 1995-08-11
CIK 73313

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                    ________________________________________


       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1995

                                      OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__   No____


                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   15,408,749 shares of Common Stock, $.05
                        par value as of July 31, 1995.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES



                                     INDEX



                                                                                                                        Page
                                                                                                                        ----
Part I. Financial Information (Unaudited):

        Item 1.   Condensed Consolidated Financial Statements:

                  Consolidated Balance Sheets at June 30, 1995 and December 31, 1994    . . . . . . . . . . . . . . . .    3

                  Consolidated Statements of Income for the Periods Ended
                  June 30, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

                  Notes to Consolidated Financial Statements at June 30, 1995   . . . . . . . . . . . . . . . . . . . .    6

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

Part II.          Other Information:

        Item 6.   Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14


                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                        June 30,         December 31,
                                                                                          1995               1994
                                                                                    -----------------  -----------------
                                       ASSETS
Invested assets and cash:
   Fixed maturities:
     At fair value (amortized cost: 1995 - $235,716; 1994 - $249,328) . . . . . .    $       234,476    $       235,625
     At amortized cost (fair value: 1995 - $10,912; 1994 - $10,326) . . . . . . .             10,846             10,968
   Equity securities, at fair value (cost: 1995 - $27,694; 1994 - $29,774)  . . .             26,241             28,205
   Short-term investments, at cost which approximates fair value  . . . . . . . .             36,148             22,079
   Other investments, at fair value . . . . . . . . . . . . . . . . . . . . . . .              4,040              4,890
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,188              4,131
                                                                                     ---------------    ---------------
                                                                                             315,939            305,898

Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . . . .             27,568             25,150
Reinsurance receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             40,757             39,582
Intangible assets, net of amortization  . . . . . . . . . . . . . . . . . . . . .             16,718             18,031
Excess cost over net assets acquired, net of amortization . . . . . . . . . . . .             82,871             84,099
Deferred income taxes, net of valuation allowance . . . . . . . . . . . . . . . .             44,781             54,205
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             27,024             26,405
                                                                                     ---------------    ---------------
                                                                                     $       555,658    $       553,370
                                                                                     ===============    ===============
                                    LIABILITIES
Reserves:
   Unpaid losses and loss adjustment expenses . . . . . . . . . . . . . . . . . .    $       153,343    $       149,041
   Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             80,161             76,630
                                                                                     ---------------    ---------------
                                                                                             233,504            225,671

Reinsurance payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,404              3,373
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             51,000             71,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             27,046             28,461
                                                                                     ---------------    ---------------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            313,954            328,505
                                                                                     ---------------    ---------------

Commitments and contingencies

                               STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 5,000,000 shares authorized;
   none issued and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . .                 --                 --
Common stock, par value $.05 per share, 20,000,000 shares authorized;
   15,408,749 shares issued at June 30, 1995;
   15,407,815 shares issued at December 31, 1994  . . . . . . . . . . . . . . . .                770                770
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .            179,276            179,250
Retained earnings from August 1, 1986 (date of reorganization)  . . . . . . . . .             63,429             54,756
Unrealized loss on securities, net of deferred income taxes . . . . . . . . . . .             (1,771)            (9,830)
Treasury stock, at cost (-0- shares in 1995; 13,666 shares in 1994) . . . . . . .                 --                (81)
                                                                                     ---------------     --------------
          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .            241,704            224,865
                                                                                     ---------------     --------------
                                                                                     $       555,658     $      553,370
                                                                                     ===============     ==============


   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)





                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                     ------------------------------    ------------------------------
                                                          1995             1994             1995             1994
                                                     -------------    -------------    -------------    -------------
Revenues:
  Net earned premiums   . . . . . . . . . . . .      $      24,164    $      21,741    $      48,660    $      44,123
  Net investment income   . . . . . . . . . . .              5,235            4,809           10,328            9,163
  Net investment gains  . . . . . . . . . . . .                 86            1,259               32            1,628
  Other income  . . . . . . . . . . . . . . . .                  1               --                5               62
                                                     -------------    -------------    -------------    -------------
                                                            29,486           27,809           59,025           54,976
                                                     -------------    -------------    -------------    -------------
Expenses:
  Net losses and loss adjustment expenses   . .              4,236            5,866            9,611           11,861
  Net commissions, brokerage and
   other underwriting   . . . . . . . . . . . .             15,233           12,578           29,591           24,992
  Interest expense  . . . . . . . . . . . . . .              1,131            1,057            2,504            2,480
  Write-off of unamortized deferred
    loan fees . . . . . . . . . . . . . . . . .                 --               --               --            1,556
  Amortization of goodwill and intangibles  . .                916              811            1,841            1,626
  Other   . . . . . . . . . . . . . . . . . . .                683              625            1,223              982
                                                     -------------    -------------    -------------    -------------
                                                            22,199           20,937           44,770           43,497
                                                     -------------    -------------    -------------    -------------

Income before income taxes  . . . . . . . . . .              7,287            6,872           14,255           11,479
Income taxes  . . . . . . . . . . . . . . . . .              2,851            2,774            5,582            4,552
                                                     -------------    -------------    -------------    -------------
Net income  . . . . . . . . . . . . . . . . . .      $       4,436    $       4,098    $       8,673    $       6,927
                                                     =============    =============    =============    =============

Weighted average common and common
  equivalent shares outstanding   . . . . . . .             15,402           15,086           15,398           15,065
                                                     =============    =============    =============    =============

Earnings per common and common
  equivalent share  . . . . . . . . . . . . . .      $         .28    $         .27    $         .56    $         .46
                                                     =============    =============    =============    =============





   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                         ------------------------------
                                                                                              1995             1994
                                                                                         -------------    -------------
OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       8,673    $       6,927
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .            2,562            2,209
      Accretion of bond discount, net . . . . . . . . . . . . . . . . . . . . . . . .           (1,541)          (1,429)
      Net investment gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (32)          (1,628)
   Changes in:
      Reserve for unpaid losses and loss adjustment expenses  . . . . . . . . . . . .            4,302            3,401
      Reserve for unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . .            3,531            2,307
      Deferred income taxes, net  . . . . . . . . . . . . . . . . . . . . . . . . . .              711            1,022
      Other assets and liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .           (1,983)           4,640
                                                                                         -------------    -------------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . .           16,223           17,449
                                                                                         -------------    -------------

INVESTING ACTIVITIES:
   Securities available-for-sale:
      Purchases - fixed maturities  . . . . . . . . . . . . . . . . . . . . . . . . .          (42,520)         (39,859)
      Sales - fixed maturities  . . . . . . . . . . . . . . . . . . . . . . . . . . .           35,012               --
      Maturities - fixed maturities . . . . . . . . . . . . . . . . . . . . . . . . .           22,196           29,787
      Purchases - equity securities . . . . . . . . . . . . . . . . . . . . . . . . .               --          (25,476)
      Sales - equity securities . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,593            4,748
   Securities held-to-maturity:
      Purchases - fixed maturities  . . . . . . . . . . . . . . . . . . . . . . . . .           (4,640)          (1,110)
      Maturities - fixed maturities . . . . . . . . . . . . . . . . . . . . . . . . .            4,200               --
   Change in short-term investments . . . . . . . . . . . . . . . . . . . . . . . . .          (14,069)          35,721
   Change in other investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .              850              119
   Capital expenditures, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (895)            (916)
                                                                                         -------------    -------------
Net cash provided by investing activities . . . . . . . . . . . . . . . . . . . . . .            3,727            3,014
                                                                                         -------------    -------------

FINANCING ACTIVITIES:
   Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .               --           68,000
   Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . .          (20,000)         (88,214)
   Exercise of options and warrants . . . . . . . . . . . . . . . . . . . . . . . . .              107               10
                                                                                         -------------    -------------
Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . . .          (19,893)         (20,204)
                                                                                         -------------    -------------

Increase in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               57              259
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,131            3,280
                                                                                         -------------    -------------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       4,188    $       3,539
                                                                                         =============    =============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       2,542    $       1,954
      Income taxes, net of refunds  . . . . . . . . . . . . . . . . . . . . . . . . .    $         181    $         130



   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


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

                                                                      Pro Forma for the Six Months
                                                                           Ended June 30, 1994
                                                                           -------------------

            Revenues    . . . . . . . . . . . . . . . . . . . . . . . .        $   61,629
            Net income    . . . . . . . . . . . . . . . . . . . . . . .        $    7,553
            Net income per common share   . . . . . . . . . . . . . . .        $      .49


3.  INVESTMENTS

  The amortized cost and estimated fair value of investments at June 30, 1995 were as follows (dollars in thousands):

                                                           Amortized        Gross          Gross        Estimated
                                                              Cost        Unrealized    Unrealized        Fair
                                                            or Cost          Gains         Losses         Value
                                                       ----------------- ------------   -----------    -----------
Available-For-Sale Securities
- -----------------------------
Fixed maturities:
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies:
  U.S. Treasury notes   . . . . . . . . . . . . . .      $       2,730   $        58   $         --    $      2,788
  Collateralized mortgage obligations   . . . . . .             90,464           520         (1,775)         89,209
  Mortgage pass-through securities  . . . . . . . .             40,978           236            (77)         41,137
Debt securities of foreign governments  . . . . . .                  5            --             --               5
Obligations of states and political subdivisions  .             13,309            35           (124)         13,220
Corporate bonds . . . . . . . . . . . . . . . . . .              2,943            31            (28)          2,946
Other collateralized mortgage obligations . . . . .              8,184           182            (41)          8,325
Asset-backed securities:
  Second mortgages/home equity loans  . . . . . . .             52,571           585           (320)         52,836
  Automobile loans  . . . . . . . . . . . . . . . .              9,147           151           (519)          8,779
  Other underlying assets   . . . . . . . . . . . .             15,385            48           (202)         15,231
                                                         -------------   -----------   ------------    ------------
                                                               235,716         1,846         (3,086)        234,476
Equity securities . . . . . . . . . . . . . . . . .             24,178            25         (1,688)         22,515
                                                         -------------   -----------   ------------    ------------
     Total available-for-sale securities. . . . . .      $     259,894   $     1,871   $     (4,774)   $    256,991
                                                         =============   ===========   ============    ============

Held-To-Maturity Securities
- ---------------------------
Fixed maturities - U.S. Government
   treasury securities  . . . . . . . . . . . . . .      $      10,846   $       175   $       (109)   $     10,912
                                                         =============   ===========   ============    ============

Trading Securities
- ------------------
Equity securities . . . . . . . . . . . . . . . . .      $       3,516   $       257   $        (47)   $      3,726
                                                         =============   ===========   ============    ============


4.  REINSURANCE

  The effect of reinsurance on premiums written and earned for the six months ended June 30, 1995 and 1994 was as follows (dollars in thousands):

                                                                    1995                            1994
                                                         --------------------------      ---------------------------
                                                           Written         Earned          Written         Earned
                                                         ----------     -----------      ----------      -----------
  Direct  . . . . . . . . . . . . . . . . . . . . .      $   58,329     $    55,291      $   51,548      $    49,236
  Assumed   . . . . . . . . . . . . . . . . . . . .              87             696             126              339
  Ceded   . . . . . . . . . . . . . . . . . . . . .          (7,093)         (7,327)         (5,372)          (5,452)
                                                         ----------     -----------      ----------      -----------
  Net premiums  . . . . . . . . . . . . . . . . . .      $   51,323     $    48,660      $   46,302      $    44,123
                                                         ==========     ===========      ==========      ===========

  The effect of reinsurance on losses and loss adjustment expenses incurred for the six months ended June 30, 1995 and 1994 was as follows (dollars in thousands):

                                                                            1995             1994
                                                                        -----------      -----------
  Gross losses and loss adjustment expenses   . . . . . . . . . . .     $   12,753       $   13,400
  Reinsurance recoveries  . . . . . . . . . . . . . . . . . . . . .         (3,142)          (1,539)
                                                                        ----------       ----------
  Net losses and loss adjustment expenses   . . . . . . . . . . . .     $    9,611       $   11,861
                                                                        ==========       ==========

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 JUNE 30, 1995


GENERAL
  The following is a discussion and analysis of the operating results, financial condition, liquidity, and capital resources of Capsure Holdings Corp. and subsidiaries ("Capsure" or the "Company") for the three and six months ended June 30, 1995 compared to the corresponding periods in 1994.

  The Company operates in the property and casualty insurance business through its subsidiaries, Western Surety Company ("Western Surety"), acquired in August 1992, United Capitol Insurance Company ("United Capitol"), acquired in February 1990, and Universal Surety of America ("Universal Surety"), acquired in September 1994.

RESULTS OF OPERATIONS
  The components of net income for each period are summarized as follows (dollars in thousands):

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                     --------------------------    -------------------------
                                                        1995           1994           1995           1994
                                                     -----------    -----------    -----------    ----------
Underwriting income . . . . . . . . . . . . . . .    $     4,695    $     3,297    $    9,458     $    7,270
Net investment income . . . . . . . . . . . . . .          5,235          4,809        10,328          9,163
Net investment gains  . . . . . . . . . . . . . .             86          1,259            32          1,628
Interest expense  . . . . . . . . . . . . . . . .         (1,131)        (1,057)       (2,504)        (2,480)
Write-off of unamortized deferred loan fees . . .             --             --            --         (1,556)
Amortization of goodwill and intangibles  . . . .           (916)          (811)       (1,841)        (1,626)
Other expenses, net . . . . . . . . . . . . . . .           (682)          (625)       (1,218)          (920)
                                                     -----------    -----------    ----------     ----------
Income before income taxes  . . . . . . . . . . .          7,287          6,872        14,255         11,479
Income taxes  . . . . . . . . . . . . . . . . . .          2,851          2,774         5,582          4,552
                                                     -----------    -----------    ----------     ----------
    Net income  . . . . . . . . . . . . . . . . .    $     4,436    $     4,098    $    8,673     $    6,927
                                                     ===========    ===========    ==========     ==========



INSURANCE UNDERWRITING
  Underwriting results for the three months ended June 30, 1995 and 1994 are summarized in the following table (dollars in thousands):

                                                              Three Months Ended June 30,
                                ---------------------------------------------------------------------------------------
                                    Surety and Fidelity        Excess and Surplus Lines            Consolidated
                                ----------------------------  ---------------------------  ----------------------------
                                     1995            1994          1995            1994         1995            1994
                                ------------    ------------  -----------     -----------  ------------    ------------

Gross written premiums  . .     $     22,321    $    17,365   $     4,298     $     6,977  $     26,619    $     24,342
                                ============    ===========   ===========     ===========  ============    ============

Net written premiums  . . .     $     21,454    $    17,037   $     2,274     $     4,553  $     23,728    $     21,590
                                ============    ===========   ===========     ===========  ============    ============

Net earned premiums . . . .     $     20,838    $    17,150   $     3,326     $     4,591  $     24,164    $     21,741
                                ------------    -----------   -----------     -----------  ------------    ------------
Net losses and loss adjustment         3,056          2,851         1,180           3,015         4,236           5,866
Underwriting expenses . . .           14,194         11,614         1,039             964        15,233          12,578
                                ------------    -----------   -----------     -----------  ------------    ------------
Total losses and expenses .           17,250         14,465         2,219           3,979        19,469          18,444
                                ------------    -----------   -----------     -----------  ------------    ------------
Underwriting income . . . .     $      3,588    $     2,685   $     1,107     $       612  $      4,695    $      3,297
                                ============    ===========   ===========     ===========  ============    ============

Loss ratio  . . . . . . . .             14.7%          16.6%         35.5%           65.7%         17.5%           27.0%
Expense ratio . . . . . . .             68.1           67.7          31.2            21.0          63.1            57.8
                                ------------    ------------  -----------     -----------  ------------    ------------
Combined ratio  . . . . . .             82.8%          84.3%         66.7%           86.7%         80.6%           84.8%
                                ============    ============  ============    ===========  ============    ============


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

  Gross written premiums for the three months ended June 30, 1995 increased 9.4%, or $2.3 million, principally due to the inclusion of the results of Universal Surety in 1995. Universal Surety contributed $4.5 million of gross written premiums in the second quarter of 1995. United Capitol's gross written premiums decreased 38.4% in the second quarter of 1995, as its premium volume, particularly in the increasingly competitive asbestos abatement line, continued to be significantly affected by prolonged soft market conditions.

  Net earned premiums increased $2.4 million for the three months ended June 30, 1995, principally due to the inclusion of the results of Universal Surety in 1995. Universal Surety contributed net earned premiums of $3.4 million in the second quarter of 1995. Western Surety's net earned premiums increased 1.7% in the second quarter of 1995 compared to the same period in 1994. United Capitol's net earned premiums decreased 27.6%, or $1.3 million in the second quarter of 1995, reflecting decreases in both gross written premiums and net retentions. The lower net retentions are due primarily to the increased use of reinsurance for primary casualty risks in an effort to limit the potential loss volatility associated with a diminished premium base. United Capitol's net earned premiums for the three months ended June 30, 1995 and 1994 included $0.5 million and $0.6 million, respectively, of contingent premiums recognized under its reinsurance agreements.

  Underwriting income for the three months ended June 30, 1995 increased 42.4% as compared to the prior year quarter, principally due to the addition of $0.7 million in underwriting income from Universal Surety and improved claims experience at United Capitol. The consolidated combined ratio decreased to 80.6% in the second quarter of 1995 from 84.8% in the same period in 1994. The consolidated loss ratio decreased to 17.5% in the second quarter of 1995 from 27.0% in 1994. The surety and fidelity loss ratio decreased to 14.7% in the second quarter of 1995 from 16.6% in 1994, primarily due to favorable development of prior years' loss reserves and increased salvage recoveries at Western Surety. United Capitol's loss ratio decreased to 35.5% in the second quarter of 1995 from 65.7% in 1994 on reduced net earned premiums, reflecting improved current accident year claims experience and continued favorable development of prior years' loss reserves.

  The consolidated expense ratio increased to 63.1% in the second quarter of 1995, compared to 57.8% in the second quarter of 1994. The surety and fidelity expense ratio increased slightly to 68.1% in the second quarter of 1995 from 67.7% in 1994, reflecting increased operating expenses, particularly, wage and postal expense increases. United Capitol's expense ratio increased to 31.2% in the second quarter of 1995 compared to 21.0% in 1994. This was principally due to the decrease in net earned premiums, but also reflected increased underwriting expenses.

  Underwriting results for the six months ended June 30, 1995 and 1994 are summarized in the following table (dollars in thousands):

                                                               Six Months Ended June 30,
                                ---------------------------------------------------------------------------------------
                                    Surety and Fidelity        Excess and Surplus Lines            Consolidated
                                ----------------------------  ---------------------------  ----------------------------
                                     1995            1994          1995           1994         1995            1994
                                ------------    ------------  -----------     -----------  ------------    ------------

Gross written premiums  . .     $     47,736    $    37,733   $    10,680     $    13,941  $     58,416    $     51,674
                                ============    ===========   ===========     ===========  ============    ============

Net written premiums  . . .     $     45,765    $    37,013   $     5,558     $     9,289  $     51,323    $     46,302
                                ============    ===========   ===========     ===========  ============    ============

Net earned premiums . . . .     $     41,526    $    34,068   $     7,134     $    10,055  $     48,660    $     44,123
                                ------------    -----------   -----------     -----------  ------------    ------------
Net losses and loss adjustment         6,180          5,718         3,431           6,143         9,611          11,861
Underwriting expenses . . .           28,381         22,855         1,210           2,137        29,591          24,992
                                ------------    -----------   -----------     -----------  ------------    ------------
Total losses and expenses .           34,561         28,573         4,641           8,280        39,202          36,853
                                ------------    -----------   -----------     -----------  ------------    ------------
Underwriting income . . . .     $      6,965    $     5,495   $     2,493     $     1,775  $      9,458    $      7,270
                                ============    ===========   ===========     ===========  ============    ============

Loss ratio  . . . . . . . .             14.9%          16.8%         48.1%           61.1%         19.8%           26.9%
Expense ratio . . . . . . .             68.3           67.1          17.0            21.2          60.8            56.6
                                ------------    -----------   -----------     -----------  ------------    ------------
Combined ratio  . . . . . .             83.2%          83.9%         65.1%           82.3%         80.6%           83.5%
                                ============    ===========   ===========     ===========  ============    ============


  The following discussion highlights significant variances for the six months ended June 30, 1995 as compared to the corresponding period in 1994. Unless otherwise provided, explanations are consistent with those described in the preceding quarterly discussion.

  Gross written premiums increased 13.0%, or $6.7 million, for the six months ended June 30, 1995, primarily due to the inclusion of $8.3 million for Universal Surety, partially offset by reduced premium volume at United Capitol. Net earned premiums increased by 10.3%, or $4.5 million, for the six months ended June 30, 1995, reflecting the inclusion of $6.9 million for Universal Surety, partially offset by a decrease of $2.9 million at United Capitol. Underwriting income for the six months ended June 30, 1995 increased 30.1% as compared to the comparable period in 1994, principally due to the addition of $1.2 million in underwriting income from Universal Surety and improved claims experience at United Capitol. United Capitol's loss ratio decreased to 48.1% in the first six months of 1995 from 61.1% in 1994 on reduced net earned premiums, reflecting improved current accident year claims experience and continued favorable development of prior years' loss reserves. The consolidated loss ratio decreased to 19.8% in the first half of 1995 from 26.9% in the comparable period in 1994. United Capitol's expense ratio for the first half of 1995 decreased to 17.0% from 21.2% in the first six months of 1994, principally due to the recognition of $0.5 million in contingent commission income at United Capitol's Fischer Underwriting Group, Incorporated ("Fischer") subsidiary during the first quarter of 1995. Profit commission arrangements are generally included in the Company's reinsurance and underwriting management agreements. Such commissions are recognized when fully earned. The Company does not anticipate recognizing further material contingent commission income in 1995. However, the consolidated expense ratio for the six months ended June 30, 1995 increased to 60.8% from 56.6% in the comparable period in 1994, principally due to reduced net earned premiums at United Capitol, partially offset by this contingent commission income.

INVESTMENT INCOME
  Net investment income for the three months ended June 30, 1995 and 1994 was $5.2 million and $4.8 million, respectively. The 8.9% increase reflected the addition of Universal Surety, as well as higher investment yields. The average pretax yields of the portfolio for the three months ended June 30, 1995 and 1994 were 6.8% and 6.3%, respectively. Net investment income for the six months ended June 30, 1995 and 1994 was $10.3 million and $9.2 million, respectively. The average pretax yields of the portfolio for the six months ended June 30, 1995 and 1994 were 6.7% and 5.9%, respectively.

  Capsure's insurance companies invest funds provided by operations predominantly in high-quality, short-duration, taxable fixed income securities. Beginning in 1994, the Investment Committees of the Board of Directors of the Company and its insurance subsidiaries have approved for the investment of up to $26 million in the aggregate by the insurance subsidiaries and at the parent company level in publicly traded nonaffiliated real estate investment trust ("REIT") equity securities. At June 30, 1995 and December 31, 1994, the carrying value of the Company's REIT portfolio was approximately $21.7 million and $24.3 million, respectively.

ANALYSIS OF OTHER OPERATIONS
  Net investment gains were $0.1 million and $1.3 million for the three months ended June 30, 1995 and 1994, respectively. Net investment gains of $0.1 in the second quarter of 1995 and $1.5 million in the second quarter of 1994 resulted from the sale of equity securities in the investment portfolio at the parent company level and net investment losses of $(0.2) million in the second quarter of 1995 from the insurance operations. Included in 1995 and 1994 second quarter net investment gains were $0.2 million and $(0.2) million, respectively, of net unrealized investment gains (losses) on the trading securities portfolio held at the parent company level. Net investment gains were nominal in the first half of 1995 compared to $1.6 million in the first six months of 1994, which primarily resulted from the sale of equity securities in the investment portfolio at the parent company level.

  Amortization expense was $0.9 million and $0.8 million for the three months ended June 30, 1995 and 1994, respectively. Amortization expense in the second quarter of 1995 and 1994 included $0.3 million of amortization of intangible assets and $0.6 million and $0.5 million, respectively, of amortization of excess cost over net assets acquired related to the acquisitions of Western Surety, Universal Surety, United Capitol and Fischer. Excess cost over net assets acquired is amortized substantially over 40 years. Other intangible assets are amortized over periods ranging from three to 20 years. Amortization expense was $1.8 million and $1.6 million for the six months ended June 30, 1995 and 1994, respectively.

  Interest expense was $1.1 million for the three months ended June 30, 1995 and 1994, and $2.5 million for the first six months of both years. The Company's average debt outstanding for the three months ended June 30, 1995 was approximately $55.3 million compared to $66.2 million in the second quarter of 1994. The weighted average interest rates were 7.1% and 5.1% for the three months ended June 30, 1995 and 1994, respectively. The Company's average debt outstanding for the six months ended June 30, 1995 was approximately $61.6 million compared to $75.1 million in 1994. The weighted average interest rates were 7.1% and 5.5% for the six months ended June 30, 1995 and 1994, respectively. In connection with the early retirement of the Company's bank term loans in 1994, the Company incurred a $1.6 million write-off of unamortized deferred loan fees in the six months ended June 30, 1994.

INCOME TAXES
  Income taxes were $2.9 million and $2.8 million for the three months ended June 30, 1995 and 1994, respectively. Income taxes were $5.6 million and $4.6 million for the six months ended June 30, 1995 and 1994, respectively. The effective income tax rates for the six months ended June 30, 1995 and 1994 were 39.2% and 39.7%, respectively. The Company's income tax expense does not approximate actual taxes paid, primarily due to the utilization of the Company's net operating tax loss carryforwards. Actual income taxes paid were $0.2 million and $0.1 million for the six months ended June 30, 1995 and 1994, respectively.

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

  The Company's consolidated net cash flow provided by operating activities was $16.2 million and $17.4 million for the six months ended June 30, 1995 and 1994, respectively. Consolidated operating cash flow (pretax income excluding the write-off of deferred loan fees, net investment gains and amortization of goodwill and intangibles) for the six months ended June 30, 1995, was $16.1 million as compared to $13.0 million in 1994.

  On March 29, 1994, the Company formed a direct, wholly owned subsidiary, Capsure Financial Group, Inc. ("CFG"), to which Capsure contributed substantially all its assets and liabilities. Concurrently, CFG entered into a senior reducing revolving credit agreement with a syndicate of banks for $135 million (the "Credit Facility"). At closing, $68 million of funds drawn under the Credit Facility, together with a portion of the Company's cash, were used to repay $84.6 million of previously existing bank term debt. Paydowns of $45 million and borrowings of $28 million for the acquisition of Universal Surety have occurred since then. The remaining availability under the Credit Facility of $84 million at June 30, 1995 may be used to finance future acquisitions and for general corporate purposes. The Company continues to pursue acquisitions of financial services businesses with a particular focus on the insurance industry. Although the emphasis is on financial services and insurance, the Company may consider other investments that would further enhance the Company's value.

  Principal and interest payments required under the Credit Facility are funded principally by dividend and intercompany tax sharing payments received from Capsure's insurance subsidiaries. In the six months ended June 30, 1995 and 1994, Capsure received $14.2 million (including $7.0 million of dividends requiring prior approval from state regulatory authorities) and $4.3 million, respectively, in dividends from its insurance subsidiaries. Capsure received tax sharing payments from its subsidiaries of $5.8 million and $6.2 million in the six months ended June 30, 1995 and 1994, respectively.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES




                          PART II - OTHER INFORMATION




ITEM 6.     Exhibits and Reports on Form 8-K:

            (a)    Exhibits:

                   27--Financial Data Schedule


            (b)    Reports on Form 8-K:

                   None.

                                   SIGNATURES




  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              CAPSURE HOLDINGS CORP.
                                              (Registrant)




                                              /s/ Mary Jane Robertson
                                              --------------------------------
                                              Mary Jane Robertson
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)




                                              /s/ John S. Heneghan
                                              --------------------------------
                                              John S. Heneghan
                                              Controller
                                              (Principal Accounting Officer)





Date:              August 10, 1995