Form 10-Q
period 1995-09-30
CAPSURE HOLDINGS CORP
filed 1995-11-06
CIK 73313

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                    ________________________________________


        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1995

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No____


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

15,408,749 shares of Common Stock, $.05 par value as of October 31, 1995.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES



                                     INDEX


                                                                                                                               Page
                                                                                                                               ----
Part I.  Financial Information (Unaudited):

         Item 1.  Condensed Consolidated Financial Statements:

                  Consolidated Balance Sheets at September 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . .    3

                  Consolidated Statements of Income for the Periods Ended
                  September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

                  Notes to Consolidated Financial Statements at September 30, 1995    . . . . . . . . . . . . . . . . . . . .    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

Part II. Other Information:

         Item 6.  Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                     September 30,       December 31,
                                                                                          1995               1994
                                                                                    -----------------  -----------------
                                       ASSETS
Invested assets and cash:
   Fixed maturities:
      At fair value (amortized cost: 1995 - $235,502; 1994 - $249,328). . . . . .       $    234,569    $   235,625
      At amortized cost (fair value: 1995 - $11,241; 1994 - $10,326). . . . . . .             11,177         10,968
   Equity securities, at fair value (cost: 1995 - $24,439; 1994 - $29,774)  . . .             22,958         28,205
   Short-term investments, at cost which approximates fair value  . . . . . . . .             27,130         22,079
   Other investments, at fair value . . . . . . . . . . . . . . . . . . . . . . .              2,839          4,890
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,846          4,131
                                                                                        ------------    -----------
                                                                                             303,519        305,898

Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . . . .             27,265         25,150
Reinsurance receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             39,174         39,582
Intangible assets, net of amortization  . . . . . . . . . . . . . . . . . . . . .             16,191         18,031
Excess cost over net assets acquired, net of amortization . . . . . . . . . . . .             82,257         84,099
Deferred income taxes, net of valuation allowance . . . . . . . . . . . . . . . .             42,331         54,205
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             29,850         26,405
                                                                                        ------------    -----------
                                                                                        $    540,587    $   553,370
                                                                                        ============    ===========
                                    LIABILITIES
Reserves:
   Unpaid losses and loss adjustment expenses . . . . . . . . . . . . . . . . . .       $    151,395    $   149,041
   Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             78,540         76,630
                                                                                        ------------    -----------
                                                                                             229,935        225,671

Reinsurance payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,873          3,373
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             34,000         71,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             28,288         28,461
                                                                                        ------------    -----------
  Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            294,096        328,505
                                                                                        ------------    -----------

Commitments and contingencies

                               STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 5,000,000 shares authorized;
   none issued and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . .                 --             --
Common stock, par value $.05 per share, 20,000,000 shares authorized;
   15,408,749 shares issued at September 30, 1995;
   15,407,815 shares issued at December 31, 1994  . . . . . . . . . . . . . . . .                770            770
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .            179,276        179,250
Retained earnings from August 1, 1986 (date of reorganization)  . . . . . . . . .             67,848         54,756
Unrealized loss on securities, net of deferred income taxes . . . . . . . . . . .             (1,403)        (9,830)
Treasury stock, at cost (-0- shares in 1995; 13,666 shares in 1994) . . . . . . .                 --            (81)
                                                                                        ------------    -----------
  Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . .            246,491        224,865
                                                                                        ------------    -----------
                                                                                        $    540,587    $   553,370
                                                                                        ============    ===========

   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)





                                                           Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                     ------------------------------    ------------------------------
                                                          1995             1994             1995             1994
                                                     -------------    -------------    -------------    -------------
Revenues:
  Net earned premiums   . . . . . . . . . . . . .    $      24,559    $      22,620    $      73,219    $      66,743
  Net investment income   . . . . . . . . . . . .            5,056            4,626           15,384           13,789
  Net investment gains (losses)   . . . . . . . .             (184)            (112)            (152)           1,516
  Other income  . . . . . . . . . . . . . . . . .                1               42                6              104
                                                     -------------    -------------    -------------    -------------
                                                            29,432           27,176           88,457           82,152
                                                     -------------    -------------    -------------    -------------
Expenses:
  Net losses and loss adjustment expenses   . . .            3,864            5,631           13,475           17,492
  Net commissions, brokerage and other
     underwriting   . . . . . . . . . . . . . . .           15,979           13,477           45,570           38,469
  Interest expense  . . . . . . . . . . . . . . .              919              892            3,423            3,372
  Write-off of unamortized deferred loan fees . .               --               --               --            1,556
  Amortization of goodwill and intangibles  . . .              908              803            2,749            2,429
  Other   . . . . . . . . . . . . . . . . . . . .              527              470            1,750            1,452
                                                     -------------    -------------    -------------    -------------
                                                            22,197           21,273           66,967           64,770
                                                     -------------    -------------    -------------    -------------

Income before income taxes  . . . . . . . . . . .            7,235            5,903           21,490           17,382
Income taxes  . . . . . . . . . . . . . . . . . .            2,816            2,191            8,398            6,743
                                                     -------------    -------------    -------------    -------------
Net income  . . . . . . . . . . . . . . . . . . .    $       4,419    $       3,712    $      13,092    $      10,639
                                                     =============    =============    =============    =============

Weighted average common and common
  equivalent shares outstanding   . . . . . . . .           15,409           15,114           15,402           15,081
                                                     =============    =============    =============    =============

Earnings per common and common
  equivalent share  . . . . . . . . . . . . . .      $         .29    $         .25    $         .85    $         .71
                                                     =============    =============    =============    =============





   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                          -----------------------------
                                                                                              1995             1994
                                                                                          ------------      -----------
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    13,092       $    10,639
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,831             3,342
  Accretion of bond discount, net. . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,959)           (2,815)
  Net investment (gains) losses. . . . . . . . . . . . . . . . . . . . . . . . . . . .            152            (1,516)
Changes in:
  Reserve for unpaid losses and loss adjustment expenses . . . . . . . . . . . . . . .          2,354             4,602
  Reserve for unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,910               176
  Deferred income taxes, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,425             1,956
  Other assets and liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,108             5,494
                                                                                          -----------       -----------
Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . . . .         24,913            21,878
                                                                                          -----------       -----------

INVESTING ACTIVITIES:
  Securities available-for-sale:
    Purchases - fixed maturities . . . . . . . . . . . . . . . . . . . . . . . . . . .        (77,044)          (68,964)
    Sales - fixed maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         50,000            31,767
    Maturities - fixed maturities. . . . . . . . . . . . . . . . . . . . . . . . . . .         38,865            37,980
    Purchases - equity securities. . . . . . . . . . . . . . . . . . . . . . . . . . .             --           (28,332)
    Sales - equity securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,143             6,517
  Securities held-to-maturity:
    Purchases - fixed maturities . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,981)           (1,110)
    Maturities - fixed maturities  . . . . . . . . . . . . . . . . . . . . . . . . . .          4,200               --
  Change in short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,051)           37,280
  Acquisitions, net of cash acquired . . . . . . . . . . . . . . . . . . . . . . . . .             --           (26,175)
  Change in other investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,689             1,674
  Capital expenditures, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,126)           (1,636)
                                                                                          -----------       -----------
Net cash provided by (used in) investing activities  . . . . . . . . . . . . . . . . .         12,695           (10,999)
                                                                                          -----------       -----------

FINANCING ACTIVITIES:
  Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            96,000
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (37,000)         (102,214)
  Exercise of options and warrants . . . . . . . . . . . . . . . . . . . . . . . . . .            107                10
                                                                                          -----------       -----------
Net cash used in financing activities  . . . . . . . . . . . . . . . . . . . . . . . .        (36,893)          (6,204)
                                                                                          -----------       -----------

Increase in cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            715             4,675
Cash at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,131             3,280
                                                                                          -----------       -----------
Cash at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     4,846       $     7,955
                                                                                          ===========       ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     3,294     $       2,751
    Income taxes, net of refunds . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       369     $         421

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
    Common stock issued in connection with acquisitions  . . . . . . . . . . . . . . .    $        --     $       4,000


   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


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

                                                                      Pro Forma for the Nine Months
                                                                        Ended September 30, 1994
                                                                        ------------------------
         Revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .        $   92,457
         Net income   . . . . . . . . . . . . . . . . . . . . . . . . .        $   11,295
         Earnings per common and common equivalent share  . . . . . . .        $      .73

3.   INVESTMENTS

     The amortized cost and estimated fair value of investments at September 30, 1995 were as follows (dollars in thousands):

                                                           Amortized        Gross          Gross        Estimated
                                                              Cost        Unrealized    Unrealized        Fair
                                                            or Cost          Gains         Losses         Value
                                                       ----------------- ------------   -----------    -----------
Available-For-Sale Securities
-----------------------------
Fixed maturities:
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies:
  U.S. Treasury notes   . . . . . . . . . . . . . .      $       3,849   $        76   $         --    $      3,925
  Collateralized mortgage obligations   . . . . . .             69,674           201         (1,112)         68,763
  Mortgage pass-through securities  . . . . . . . .             38,825           298            (19)         39,104
Debt securities of foreign governments  . . . . . .                  5            --             --               5
Obligations of states and political subdivisions  .              8,747             3           (171)          8,579
Corporate bonds . . . . . . . . . . . . . . . . . .                 91           --             (17)             74
Other collateralized mortgage obligations . . . . .             18,293           209            (42)         18,460
Asset-backed securities:
  Second mortgages/home equity loans  . . . . . . .             69,888           572           (302)         70,158
  Automobile loans  . . . . . . . . . . . . . . . .              8,693            36           (560)          8,169
  Other underlying assets   . . . . . . . . . . . .             17,437            91           (196)         17,332
                                                         -------------   -----------   ------------    ------------
                                                               235,502         1,486         (2,419)        234,569
Equity securities . . . . . . . . . . . . . . . . .             21,665           147         (1,544)         20,268
                                                         -------------   -----------   ------------    ------------
   Total available-for-sale securities  . . . . . .      $     257,167   $     1,633   $     (3,963)   $    254,837
                                                         =============   ===========   ============    ============

Held-To-Maturity Securities
---------------------------
Fixed maturities - U.S. Government
   treasury securities  . . . . . . . . . . . . . .      $      11,177   $       169   $       (105)   $     11,241
                                                         =============   ===========   ============    ============

Trading Securities
------------------
Equity securities . . . . . . . . . . . . . . . . .      $       2,774   $       68    $       (152)   $      2,690
                                                         =============   ===========   ============    ============

4. REINSURANCE

   The effect of reinsurance on premiums written and earned for the nine months ended September 30, 1995 and 1994 was as follows (dollars in thousands):

                                                                    1995                            1994
                                                         --------------------------      ---------------------------
                                                           Written         Earned          Written         Earned
                                                         ----------     -----------      ----------      -----------
  Direct  . . . . . . . . . . . . . . . . . . . . .      $   84,634     $    83,344      $   74,629      $    74,506
  Assumed   . . . . . . . . . . . . . . . . . . . .             126           1,248             191              487
  Ceded   . . . . . . . . . . . . . . . . . . . . .         (10,740)        (11,373)         (7,897)          (8,250)
                                                         ----------     -----------      ----------      -----------
  Net premiums  . . . . . . . . . . . . . . . . . .      $   74,020     $    73,219      $   66,923      $    66,743
                                                         ==========     ===========      ==========      ===========


  The effect of reinsurance on losses and loss adjustment expenses incurred for the nine months ended September 30, 1995 and 1994 was as follows (dollars in thousands):

                                                                            1995             1994
                                                                        -----------      -----------
  Gross losses and loss adjustment expenses   . . . . . . . . . . .     $    18,183      $    20,742
  Reinsurance recoveries  . . . . . . . . . . . . . . . . . . . . .          (4,708)          (3,250)
                                                                        -----------      -----------
  Net losses and loss adjustment expenses   . . . . . . . . . . . .     $    13,475      $    17,492
                                                                        ===========      ===========

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995


GENERAL
  The following is a discussion and analysis of the operating results, financial condition, liquidity, and capital resources of Capsure Holdings Corp. and subsidiaries ("Capsure" or the "Company") for the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994.

  The Company operates in the property and casualty insurance business through its subsidiaries, Western Surety Company ("Western Surety"), acquired in August 1992, United Capitol Insurance Company ("United Capitol"), acquired in February 1990, and Universal Surety of America ("Universal Surety"), acquired in September 1994.

RESULTS OF OPERATIONS
  The components of net income for each period are summarized as follows (dollars in thousands):

                                                         Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                     --------------------------    -------------------------
                                                        1995           1994           1995           1994
                                                     -----------    -----------    -----------    ----------
Underwriting income . . . . . . . . . . . . . . .    $     4,716    $     3,512    $   14,174     $   10,782
Net investment income . . . . . . . . . . . . . .          5,056          4,626        15,384         13,789
Net investment gains (losses) . . . . . . . . . .           (184)          (112)         (152)         1,516
Interest expense  . . . . . . . . . . . . . . . .           (919)          (892)       (3,423)        (3,372)
Write-off of unamortized deferred loan fees . . .             --             --            --         (1,556)
Amortization of goodwill and intangibles  . . . .           (908)          (803)       (2,749)        (2,429)
Other expenses, net . . . . . . . . . . . . . . .           (526)          (428)       (1,744)        (1,348)
                                                      ----------     ----------     ---------      ---------
Income before income taxes  . . . . . . . . . . .          7,235          5,903        21,490         17,382
Income taxes  . . . . . . . . . . . . . . . . . .          2,816          2,191         8,398          6,743
                                                     -----------    -----------    ----------     ----------
    Net income  . . . . . . . . . . . . . . . . .    $     4,419    $     3,712    $   13,092     $   10,639
                                                     ===========    ===========    ==========     ==========

INSURANCE UNDERWRITING
  Underwriting results for the three months ended September 30, 1995 and 1994 are summarized in the following table (dollars in thousands):

                                                             Three Months Ended September 30,
                                   ------------------------------------------------------------------------------------
                                     Surety and Fidelity            Excess and Surplus              Consolidated
                                   -------------------------     ------------------------      ------------------------
                                        1995          1994            1995          1994            1995         1994
                                   -----------   -----------     ----------    ----------      ----------   -----------
Gross written premiums  . . .      $    21,378   $   17,282      $    4,966    $    5,864      $   26,344   $    23,146
                                   ===========   ==========      ==========    ==========      ==========   ===========

Net written premiums  . . . .      $    20,499   $   16,863      $    2,198    $    3,758      $   22,697   $    20,621
                                   ===========   ==========      ==========    ==========      ==========   ===========

Net earned premiums . . . . .      $    21,517   $   17,823      $    3,042    $    4,797      $   24,559   $    22,620
                                   -----------   ----------      ----------    ----------      ----------   -----------
Net losses and loss adjustment           2,895        2,699             969         2,932           3,864         5,631
Underwriting expenses . . . .           14,923       12,378           1,056         1,099          15,979        13,477
                                   -----------   ----------      ----------    ----------      ----------   -----------
Total losses and expenses . .           17,818       15,077           2,025         4,031          19,843        19,108
                                   -----------   ----------      ----------    ----------      ----------   -----------
Underwriting income . . . . .      $     3,699   $    2,746      $    1,017    $      766      $    4,716   $     3,512
                                   ===========   ==========      ==========    ==========      ==========   ===========

Loss ratio  . . . . . . . . .             13.5%        15.1%           31.9%         61.1%           15.7%         24.9%
Expense ratio . . . . . . . .             69.3         69.5            34.7          22.9            65.1          59.6
                                   -----------   ----------      ----------    ----------      ----------   -----------
Combined ratio  . . . . . . .             82.8%        84.6%           66.6%         84.0%           80.8%         84.5%
                                   ===========   ==========      ==========    ==========      ==========   ===========


  Surety and fidelity represents the combined results of Western Surety and Universal Surety, since its September 22, 1994 acquisition. Surety and fidelity are the principal lines of business of Western Surety and Universal Surety. Excess and surplus represents the results of United Capitol. United Capitol's principal lines of business are other liability, product liability and commercial property primarily written on an excess and surplus lines basis.

  Gross written premiums for the three months ended September 30, 1995 increased 13.8%, or $3.2 million, principally due to the inclusion of the full quarter results of Universal Surety in 1995. Universal Surety contributed $4.0 million of gross written premiums in the third quarter of 1995. United Capitol's gross written premiums decreased 13.4% in the third quarter of 1995, as its premium volume, particularly in the increasingly competitive asbestos abatement line, continued to be significantly affected by prolonged soft market conditions.

  Net earned premiums increased $1.9 million for the three months ended September 30, 1995, principally due to the inclusion of the full quarter results of Universal Surety in 1995. Universal Surety contributed net earned premiums of $3.7 million in the third quarter of 1995. Western Surety's net earned premiums increased 1.8% in the third quarter of 1995 compared to the same period in 1994. United Capitol's net earned premiums decreased 36.6%, or $1.8 million in the third quarter of 1995, reflecting decreases in both gross written premiums and net retentions. The lower net retentions are due primarily to the increased use of reinsurance for primary casualty risks in an effort to limit the potential loss volatility associated with a diminished premium base. United Capitol's net earned premiums for the three months ended September 30, 1995 and 1994 included $0.5 million and $0.6 million, respectively, of contingent premiums recognized under its reinsurance agreements.

  Underwriting income for the three months ended September 30, 1995 increased 34.3% as compared to the prior year quarter, principally due to an increase of $0.6 million in underwriting income from Universal Surety and improved claims experience at United Capitol and Western Surety. The consolidated combined ratio decreased to 80.8% in the third quarter of 1995 from 84.5% in the same period in 1994.

The consolidated loss ratio decreased to 15.7% in the third quarter of 1995 from 24.9% in 1994. The surety and fidelity loss ratio decreased to 13.5% in the third quarter of 1995 from 15.1% in 1994, primarily due to favorable development of prior years' loss reserves and increased salvage recoveries at Western Surety. United Capitol's loss ratio decreased to 31.9% in the third quarter of 1995 from 61.1% in 1994 on reduced net earned premiums, reflecting improved current accident year claims experience and continued favorable development of prior years' loss reserves.

  United Capitol's claims development has been favorable relative to expectations based on industry experience. However, given the limited prior operating experience of the company and the long-tail nature of its business, the company and its independent actuaries have, historically, relied principally upon industry development patterns and expected loss ratios in estimating reserves for loss and loss adjustment expense. While actual loss emergence and implications to expected future loss emergence have been reflected in accordance with the credibility ascribed to each, management believes it may be appropriate to give more credence to the company's own development patterns and emerging loss ratios in estimating loss reserves given the availability of eight full years of experience as of September 30, 1995 and growing evidence of favorable loss trends relative to industry indications. Accordingly, United Capitol has engaged its independent actuaries to conduct an interim actuarial evaluation of the company's loss reserves as of September 30, 1995, and expects to report the results of this review in the fourth quarter.

  The consolidated expense ratio increased to 65.1% in the third quarter of 1995, compared to 59.6% in the third quarter of 1994. The surety and fidelity expense ratio decreased slightly to 69.3% in the third quarter of 1995 from 69.5% in 1994. United Capitol's expense ratio increased to 34.7% in the third quarter of 1995 compared to 22.9% in 1994. This was principally due to reduced net earned premiums, and also reflected reduced agency income.

  Underwriting results for the nine months ended September 30, 1995 and 1994 are summarized in the following table (dollars in thousands):

                                                             Nine Months Ended September 30,
                                   ------------------------------------------------------------------------------------
                                     Surety and Fidelity             Excess and Surplus             Consolidated
                                   -------------------------     ------------------------      ------------------------
                                        1995          1994            1995          1994            1995         1994
                                   -----------   -----------     ----------    ----------      ----------   -----------
Gross written premiums  . . .      $    69,114   $   55,015      $   15,646    $   19,805      $   84,760   $    74,820
                                   ===========   ==========      ==========    ==========      ==========   ===========

Net written premiums  . . . .      $    66,264   $   53,876      $    7,756    $   13,047      $   74,020   $    66,923
                                   ===========   ==========      ==========    ==========      ==========   ===========

Net earned premiums . . . . .      $    63,043   $   51,891      $   10,176    $   14,852      $   73,219   $    66,743
                                   -----------   ----------      ----------    ----------      ----------   -----------
Net losses and loss adjustment           9,075        8,417           4,400         9,075          13,475        17,492
Underwriting expenses . . . .           43,304       35,233           2,266         3,236          45,570        38,469
                                   -----------   ----------      ----------    ----------      ----------   -----------
Total losses and expenses . .           52,379       43,650           6,666        12,311          59,045        55,961
                                   -----------   ----------      ----------    ----------      ----------   -----------
Underwriting income . . . . .      $    10,664   $    8,241      $    3,510    $    2,541      $   14,174   $    10,782
                                   ===========   ==========      ==========    ==========      ==========   ===========

Loss ratio  . . . . . . . . .             14.4%        16.2%           43.2%         61.1%           18.4%         26.2%
Expense ratio . . . . . . . .             68.7         67.9            22.3          21.8            62.2          57.6
                                   -----------   -----------     ----------    ----------      ----------   -----------
Combined ratio  . . . . . . .             83.1%        84.1%           65.5%         82.9%           80.6%         83.8%
                                   ===========   ==========      ==========    ==========      ==========   ===========


  The following discussion highlights significant variances for the nine months ended September 30, 1995 as compared to the corresponding period in 1994. Unless otherwise provided, explanations are consistent with those described in the preceding quarterly discussion.

  Gross written premiums increased 13.3%, or $9.9 million, for the nine months ended September 30, 1995, primarily due to an increase of $12.0 million for Universal Surety, partially offset by reduced premium volume at United Capitol. Net earned premiums increased by 9.7%, or $6.5 million, for the nine months ended September 30, 1995, reflecting an increase of $10.3 million for Universal Surety, partially offset by a decrease of $4.7 million at United Capitol. Underwriting income for the nine months ended September 30, 1995 increased 31.5% as compared to the comparable period in 1994, principally due to an increase of $1.8 million in underwriting income from Universal Surety and improved claims experience at United Capitol and Western Surety. United Capitol's loss ratio decreased to 43.2% in the first nine months of 1995 from 61.1% in 1994 on reduced net earned premiums, reflecting improved current accident year claims experience and continued favorable development of prior years' loss reserves. The consolidated loss ratio decreased to 18.4% in the first nine months of 1995 from 26.2% in the comparable period in 1994. The consolidated expense ratio increased to 62.2% in the first nine months of 1995 from 57.6% in the comparable period in 1994, principally due to reduced net earned premiums at United Capitol. United Capitol's expense ratio for the first nine months of 1995 increased to 22.3% from 21.8% in the first nine months of 1994. Absent the recognition of $0.5 million in contingent commission income at United Capitol's Fischer Underwriting Group, Incorporated ("Fischer") subsidiary during the first quarter of 1995, United Capitol's expense ratio for the first nine months of 1995 would have been approximately 27.2%. United Capitol's 1995 expense ratio has also been reduced by increased ceding commissions from lower net retentions. The surety and fidelity expense ratio increased slightly to 68.7% in 1995 from 67.9% in 1994, reflecting increased operating expenses, particularly, wage and postal expense increases.

INVESTMENT INCOME
  Net investment income for the three months ended September 30, 1995 and 1994 was $5.1 million and $4.6 million, respectively. The 9.3% increase reflected the addition of Universal Surety, as well as higher investment yields. The average pretax yields of the portfolio for the three months ended September 30, 1995 and 1994 were 6.6% and 6.1%, respectively. Net investment income for the nine months ended September 30, 1995 and 1994 was $15.4 million and $13.8 million, respectively. The average pretax yields of the portfolio for the nine months ended September 30, 1995 and 1994 were 6.8% and 5.9%, respectively.

  Capsure's insurance companies invest funds provided by operations predominantly in high-quality, short-duration, taxable fixed income securities. Beginning in 1994, the Investment Committees of the Board of Directors of the Company and its insurance subsidiaries have approved for the investment of up to $26 million in the aggregate by the insurance subsidiaries and at the parent company level in publicly traded nonaffiliated real estate investment trust ("REIT") equity securities. At September 30, 1995 and December 31, 1994, the carrying value of the Company's REIT portfolio was approximately $19.5 million and $24.3 million, respectively.

ANALYSIS OF OTHER OPERATIONS
  Net investment gains (losses) were $(0.2) million and $(0.1) million for the three months ended September 30, 1995 and 1994, respectively. Net investment gains (losses) of $0.1 million in the third quarter of 1995 and $(0.3) million in 1994 were from the insurance operations. Included in 1995 and 1994 third quarter net investment gains (losses) were $(0.3) million and $0.2 million, respectively, of net investment gains (losses) on the trading securities portfolio held at the parent company level. Net investment gains (losses) were $(0.2) million for the first nine months of 1995 compared to $1.5 million in the first nine months of 1994. Net investment gains (losses) from the insurance operations were $(0.6) million and $(0.3) million for the nine months ended September 30, 1995 and 1994, respectively. Net investment gains (losses) on securities held at the parent company level were $0.4 million and $1.8 million for the nine months ended September 30, 1995 and 1994, respectively.

  Amortization expense was $0.9 million and $0.8 million for the three months ended September 30, 1995 and 1994, respectively. Amortization expense in the third quarter of 1995 and 1994 included $0.3 million of amortization of intangible assets and $0.6 million and $0.5 million, respectively, of amortization of excess cost over net assets acquired related to the acquisitions of Western Surety, Universal Surety, United Capitol and Fischer. Excess cost over net assets acquired is amortized substantially over 40 years. Other intangible assets are amortized over periods ranging from three to 20 years. Amortization expense was $2.7 million and $2.4 million for the nine months ended September 30, 1995 and 1994, respectively.

  Interest expense was $0.9 million for the three months ended September 30, 1995 and 1994, and $3.4 million for the first nine months of both years. The Company's average debt outstanding for the three months ended September 30, 1995 was approximately $44.0 million compared to $58.6 million in the third quarter of 1994. The weighted average interest rates were 6.9% and 5.6% for the three months ended September 30, 1995 and 1994, respectively. The Company's average debt outstanding for the nine months ended September 30, 1995 was approximately $55.7 million compared to $69.6 million in 1994. The weighted average interest rates were 7.0% and 5.5% for the nine months ended September 30, 1995 and 1994, respectively. In connection with the early retirement of the Company's bank term loans in 1994, the Company incurred a $1.6 million write-off of unamortized deferred loan fees in the nine months ended September 30, 1994.

INCOME TAXES
  Income taxes were $2.8 million and $2.2 million for the three months ended September 30, 1995 and 1994, respectively. Income taxes were $8.4 million and $6.7 million for the nine months ended September 30, 1995 and 1994, respectively. The effective income tax rates for the nine months ended September 30, 1995 and 1994 were 39.1% and 38.8%, respectively. The Company's income tax expense does not approximate actual taxes paid, primarily due to the utilization of the Company's net operating tax loss carryforwards. Actual income taxes paid were $0.4 million for the nine months ended September 30, 1995 and 1994.

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

  The Company's consolidated net cash flow provided by operating activities was $24.9 million and $21.9 million for the nine months ended September 30, 1995 and 1994, respectively. Consolidated operating cash flow (pretax income excluding the write-off of deferred loan fees, net investment gains and amortization of goodwill and intangibles) for the nine months ended September 30, 1995, was $24.4 million as compared to $19.9 million in 1994.

  On March 29, 1994, the Company formed a direct, wholly owned subsidiary, Capsure Financial Group, Inc. ("CFG"), to which Capsure contributed substantially all its assets and liabilities. Concurrently, CFG entered into a senior reducing revolving credit agreement with a syndicate of banks for $135 million (the "Credit Facility"). At closing, $68 million of funds drawn under the Credit Facility, together with a portion of the Company's cash, were used to repay $84.6 million of previously existing bank term debt. Paydowns of $62 million and borrowings of $28 million for the acquisition of Universal Surety have occurred since then. The remaining availability under the Credit Facility of $101 million at September 30, 1995 may be used to finance future acquisitions and for general corporate purposes. The Company continues to pursue acquisitions of financial services businesses with a particular focus on the insurance industry. Although the emphasis is on financial services and insurance, the Company may consider other investments that would further enhance the Company's value.

  Principal and interest payments required under the Credit Facility are funded principally by dividend and tax sharing payments received from Capsure's insurance subsidiaries. In the nine months ended September 30, 1995 and 1994, Capsure received $30.6 million (including $17.6 million of dividends requiring prior approval from state regulatory authorities) and $16.0 million, respectively, in dividends from its insurance subsidiaries. Capsure received tax sharing payments from its subsidiaries of $8.9 million and $9.0 million in the nine months ended September 30, 1995 and 1994, respectively.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES




                          PART II - OTHER INFORMATION




ITEM 6.     Exhibits and Reports on Form 8-K:

            (a)    Exhibits:

                   27     Financial Data Schedule


            (b)    Reports on Form 8-K:

                   None.

                                   SIGNATURES




  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       CAPSURE HOLDINGS CORP.
                                       (Registrant)




                                       /s/ Mary Jane Robertson
                                       --------------------------------------
                                       Mary Jane Robertson
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)




                                       /s/ John S. Heneghan
                                       --------------------------------------
                                       John S. Heneghan
                                       Controller
                                       (Principal Accounting Officer)





Date:    November  6, 1995
      ------------------------------