Form 10-K
period 1995-12-31
CAPSURE HOLDINGS CORP
filed 1996-03-27
CIK 73313

                                   FORM  10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995



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

     The aggregate market value of voting stock held by nonaffiliates was $172.1 million based upon the closing price of $16.75 on March 1, 1996, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

     At March 1, 1996, 15,409,123 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Part III incorporates by reference the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 23, 1996.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES


                               TABLE OF CONTENTS


                                                                                                      Page
PART  I.                                                                                              ----

 Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
              General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
              Summary of Insurance Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
              A.M. Best Ratings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
              Surety and Fidelity Bond Operations . . . . . . . . . . . . . . . . . . . . . . . . .    5
              Excess and Surplus Lines Operations . . . . . . . . . . . . . . . . . . . . . . . . .   10
              Reinsurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
              Unpaid Losses and Loss Adjustment Expenses. . . . . . . . . . . . . . . . . . . . . .   15
              Regulation . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . .   17
              Investments. . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . .   18
              Net Operating Tax Loss Carryforwards . .  . . . . . . . . . . . . . . . . . . . . . .   18
              Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
 Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
 Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . .   19

PART  II.

 Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters . . . . . . . .   20
 Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations . .   22
 Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . .   33
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . .   33

PART  III.

 Item 10. Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . .   33
 Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33
 Item 12. Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . . .   33
 Item 13. Certain Relationships and Related Transactions .  . . . . . . . . . . . . . . . . . . . .   33

PART  IV.

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . . . . . . . . . . . .   34

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                                    PART  I

ITEM  1.    BUSINESS

GENERAL
     Capsure Holdings Corp. and its subsidiaries ("Capsure" or the "Company") are engaged in the property and casualty insurance business. Capsure's principal property and casualty insurance entities are Western Surety Company ("Western Surety"), acquired in August 1992, United Capitol Insurance Company ("United Capitol"), acquired in February 1990, and Universal Surety of America ("Universal Surety"), acquired in September 1994. Western Surety writes small fidelity and noncontract surety bonds, referred to as "miscellaneous" bonds, and errors and omissions ("E&O") liability insurance, as a licensed insurer in all 50 states and the District of Columbia. Western Surety's sister company, Surety Bonding Company of America ("SBCA"), writes similar business and is licensed in 11 states. United Capitol writes specialty property and casualty insurance, primarily as an excess and surplus ("E&S") lines insurer. United Capitol is licensed in Wisconsin and Arizona and conducts business on a nonadmitted basis in all other states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Universal Surety specializes in the underwriting of small contract and miscellaneous surety bonds. Universal Surety is licensed in 21 states and the District of Columbia with most of its business generated in Texas.

     The Company's business strategy with respect to its existing insurance operations is to emphasize the underwriting of risks where reasonable expectations of underwriting profits exist. At Western Surety, whose business is relatively low risk and relatively insensitive to industry pricing cycles, delivery of excellent service to its vast network of agents is emphasized. At Universal Surety, whose business includes both miscellaneous surety and the comparatively more risky contract surety, responsiveness to agents coupled with sound, conservative underwriting are the guiding principles. Contract bonds are more affected by prevailing market and general economic conditions than are noncontract bonds. At United Capitol, whose business is relatively high risk and extremely cyclical, strict underwriting discipline has been a critical factor affecting underwriting profitability during soft market periods.

     The Company's primary growth strategy is to expand its operations in the specialty insurance and financial services industries by capitalizing on Western Surety's licenses, distribution system and A+ rating by A.M. Best Company, Inc. ("A.M. Best") and the combined Capsure organization's underwriting expertise and management resources, and by acquiring profitable, well-managed businesses with established market positions in the insurance or financial services industry. The 1994 acquisition of Universal Surety was an example of this strategy.

     Universal Surety has been a highly successful regional underwriter of small- to medium-sized contract surety bonds in Texas and adjacent states. The alliance of Universal Surety and Western Surety represents a unique opportunity for Capsure to capitalize on Western Surety's vast distribution network and national prominence and Universal Surety's contract bond underwriting expertise to (1) increase Universal Surety's geographic penetration and growth and (2) provide Western Surety agents with a more complete and competitive line of surety products.

     This joint venture of Capsure's surety companies has been named USA\Western. USA\Western acts as the contract bond division of Western Surety. Universal Surety personnel underwrite contract surety bonds submitted by Western Surety agents on Western Surety's bond forms. Contract bonds written through the USA\Western program are generally reinsured 100% by Universal Surety.

     The USA\Western program has shown steady growth in 1995 as the program is gradually introduced to Western Surety agents across the country. Gross written premiums for the program have grown from approximately $0.1 million in the first quarter of 1995 to $0.7 million in the fourth quarter of 1995 and totaled approximately $1.6 million for the full year. The USA\Western program was marketed to Western Surety agents in 21 states as of December 31, 1995. The expansion of Universal Surety's contract bond business through Western Surety's broad distribution network will be dependent on Universal Surety's ability to attract qualified underwriting and claims personnel and maintain distinctive service to agents.

     Western Surety's vast agency force is also being leveraged by the gradual expansion of an insurance agents' and brokers' E&O product. This product is marketed directly to Western Surety agents without third-party commissions and, as a result, provides a significant competitive advantage. Gross written premiums for this product in 1995 totaled $0.8 million. This product offering was expanded to 30 states as of December 31, 1995. Currently, Western Surety cedes 90% of this business to a third-party reinsurer.

     On February 29, 1996, the Company announced that it had signed an agreement to sell United Capitol Holding Company ("UCHC") and its subsidiaries, United Capitol, United Capitol Managers, Inc. ("Managers") and Fischer Underwriting Group, Incorporated ("Fischer"), to a subsidiary of Frontier Insurance Group, Inc. Estimated net proceeds to Capsure will be approximately $75 million, which includes the purchase price for the capital stock of UCHC and the release of United Capitol's excess statutory surplus on or before closing. The agreement is subject to several conditions including approval by insurance regulatory authorities and other governmental authorities. The transaction is expected to close in the second quarter of 1996.

     Capsure is exiting the E&S marketplace in order to focus on its surety operations and other admitted lines. Management has concluded that United Capitol's prospects can be best enhanced and realized by ownership under a larger company than Capsure. The sale of United Capitol will liberate approximately $75 million of Capsure's capital. Capsure is considering alternative uses of this capital including funding of acquisitions, stock repurchases, payment of stockholder dividends and some combination of the foregoing.

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

     On September 22, 1994, the Company acquired Universal Surety. Founded in 1984, Universal Surety specializes in writing miscellaneous and small- to medium-sized contract surety bonds primarily in the southern United States. Contract bonds underwritten by Universal Surety, including those underwritten on behalf of Western Surety under the USA\Western program, are primarily contractor performance and payment bonds in amounts under $3.0 million for which underwriting expertise and distinctive service to agents are emphasized. Universal Surety underwrites primarily standard and some specialty accounts for which it will utilize supplemental collateral arrangements and excess rates for contractors not qualified for standard surety rates. Universal Surety also reduces its exposure through participation in the Small Business Administration ("SBA") Surety Bond Guarantee Program. Under this program, the SBA will generally reimburse Universal Surety for between 80% and 90% of losses and loss adjustment expenses incurred on any SBA guaranteed bond in exchange for 20% of the premium. In addition, a significant portion of the Company's premiums consist of miscellaneous bonds underwritten in the same geographic area.

     On February 20, 1990, the Company acquired United Capitol, a specialty property and casualty insurer. United Capitol provides principally general liability insurance, including directors' and officers' liability ("D&O"), product liability and other liability, to businesses which have hazardous, unique or unusual risk characteristics and which require individual risk underwriting and pricing expertise. Policies underwritten by United Capitol are relatively high-risk, high-premium products. Since its founding in 1986, United Capitol has been able to consistently achieve its primary objective of generating underwriting profits by adhering to a strategy of strict underwriting discipline. The Company believes this strategy has been a critical factor affecting underwriting profitability during soft market conditions, which have prevailed in the property and casualty insurance industry since 1987. United Capitol has experienced significant declines in premium volume since 1987 as it has exercised underwriting discipline and has declined to write what it believes to be underpriced business.

A.M. BEST RATINGS
     Western Surety, Universal Surety and United Capitol are currently rated A+ (Superior), A (Excellent) and A (Excellent), respectively, by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to C- (Fair) with A++ being highest. An A+ (Superior) rating is assigned to those companies which A.M. Best believes have achieved superior overall performance when compared to the norms of the property and casualty insurance industry. A+ (Superior) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. A rating of A (Excellent) is assigned to those companies which A.M. Best believes have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations. A.M. Best reviews its ratings at least annually and reaffirmed each company's rating in 1995. There can be no assurance that these ratings will continue to be reaffirmed.

SURETY AND FIDELITY BOND OPERATIONS
     According to 1994 statistics published by the Surety Association of America ("SAA"), the surety and fidelity bond market had direct written premiums of approximately $2.9 billion, of which the miscellaneous and contract bond segments accounted for approximately $0.9 billion and $1.3 billion, respectively. Capsure targets subsets of the miscellaneous bond segment and contract bond segment of the surety and fidelity market because of their favorable risk characteristics.

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

       Capsure issues thousands of different bond forms representing the many types of noncontract and contract bonds available in each of the jurisdictions in which it operates. The terms of such bonds in many cases are prescribed by state and local laws or regulations. The principal types of surety and fidelity bonds underwritten are as follows:

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

       Capsure also writes E&O policies for three classes of insureds:
  notaries public, tax preparers and insurance agents and brokers. The notary public E&O policy is marketed as a companion product to the notary public bond and the tax preparer E&O policy is marketed to small tax return preparation firms. Western Surety introduced an insurance agents' and brokers' E&O insurance product in 1994 and expanded this product to 30 states as of December 31, 1995.

     The following tables set forth, for each principal class of bonds, combined Western Surety/SBCA and Universal Surety gross written premiums, net written premiums, net earned premiums and number of bonds and policies in force and the respective percentages of the total for the past three years. All tables in this section contain information reflecting the operations of Universal Surety prior to its acquisition by Capsure. As such, the financial information is not necessarily indicative of the financial results that would have occurred under the ownership and management of Capsure (dollars in thousands, except average bond amounts):


                                                GROSS WRITTEN PREMIUMS
                             ------------------------------------------------------------
                                       % of                    % of                 % of
                              1995    Total      1994          Total       1993    Total
                             -------  ------  -----------  -------------  -------  ------
Surety and fidelity bonds:
  License and permit ......  $28,742    31.7%     $28,160      32.5%      $27,934    32.5%
  Judicial and fiduciary ..   13,007    14.4       13,116      15.2        13,493    15.7
  Fidelity ................   14,357    15.9       13,821      16.0        13,111    15.3
  Public official .........    7,351     8.1        6,874       7.9         7,628     8.9
  Notary public ...........    7,770     8.6        7,989       9.2         8,804    10.3
  Contract ................   12,448    13.7       10,393      12.0         9,111    10.6
  Other ...................    1,905     2.1        1,935       2.3         1,723     2.0
                             -------  ------      -------     -----       -------  ------
                              85,580    94.5       82,288      95.1        81,804    95.3
E&O policies ..............    4,984     5.5        4,261       4.9         4,031     4.7
                             -------  ------      -------     -----       -------  ------
                             $90,564   100.0%     $86,549     100.0%      $85,835   100.0%
                             =======  ======      =======     =====       =======  ======
Premiums by company:
  Western Surety/SBCA .....  $73,703    81.4%     $71,286      82.4%      $72,064    84.0%
  Universal Surety ........   16,861    18.6       15,263      17.6        13,771    16.0
                             -------  ------      -------     -----       -------  ------
                             $90,564   100.0%     $86,549     100.0%      $85,835   100.0%
                             =======  ======      =======     =====       =======  ======
Premiums generated by
largest agency:
  Western Surety ..........      1.2%                 1.2%                    1.3%
                             =======              =======                  ======
  Universal Surety ........      4.1%                 4.0%                    6.0%
                             =======              =======                  ======

Percentage of premiums
in the top five states:
  Western Surety ..........     26.2%                26.5%                   26.9%
                             =======              =======                  ======
  Universal Surety ........     93.1%                92.0%                   95.0%
                             =======              =======                  ======


                                             NET WRITTEN PREMIUMS
                             -------------------------------------------------------
                                      % of                % of                % of
                               1995   Total       1994    Total       1993    Total
                             -------  ------    -------   ------    -------   ------
Surety and fidelity bonds:
  License and permit ......  $28,588    33.0%   $28,003    33.3%    $27,796     33.3%
  Judicial and fiduciary ..   12,329    14.2     12,379    14.7      12,715     15.2
  Fidelity ................   14,322    16.5     13,786    16.4      13,061      5.7
  Public official .........    7,204     8.3      6,731     8.0       7,422      8.9
  Notary public ...........    7,683     8.8      7,922     9.4       8,718     10.4
  Contract ................   11,148    12.9      9,623    11.5       8,382     10.0
  Other ...................    1,244     1.4      1,421     1.7       1,343      1.6
                             -------   -----    -------   -----     -------    -----
                              82,518    95.1     79,865    95.0      79,437     95.1
E&O policies ..............    4,228     4.9      4,186     5.0       4,031      4.9
                             -------   -----    -------   -----     -------    -----
                             $86,746   100.0%   $84,051   100.0%    $83,468    100.0%
                             =======   =====    =======   =====     =======    =====
Premiums by company:
  Western Surety/SBCA .....  $71,069    81.9%   $69,738    83.0%    $70,598     85.0%
  Universal Surety ........   15,677    18.1     14,313    17.0      12,870     15.0
                             -------   -----    -------   -----     -------    -----
                             $86,746   100.0%   $84,051   100.0%    $83,468    100.0%
                             =======   =====    =======   =====     =======    =====


                                                       NET EARNED PREMIUMS
                                     -----------------------------------------------------------
                                                % of                 % of                % of
                                       1995    Total     1994        Total       1993    Total
                                     --------  ------   --------   --------   ---------  -------
Surety and fidelity bonds:
  License and permit ......          $ 28,039    33.0%  $ 27,692      33.4%   $  26,941    34.2%
  Judicial and fiduciary ..            12,396    14.6     12,476      15.1       12,603    16.0
  Fidelity ................            14,082    16.6     13,402      16.2       12,618    16.0
  Public official .........             7,045     8.3      7,017       8.5        7,059     9.0
  Notary public ...........             7,883     9.3      7,561       9.1        6,949     8.8
  Contract ................            10,228    12.0      9,331      11.3        7,720     9.8
  Other ...................             1,191     1.4      1,426       1.7        1,218     1.5
                                     --------  ------   --------  --------    ---------  ------
                                       80,864    95.2     78,905      95.3       75,108    95.3
E&O policies ..............             4,119     4.8      3,917       4.7        3,733     4.7
                                     --------  ------   --------  --------      -------  ------
                                     $ 84,983   100.0%  $ 82,822     100.0%    $ 78,841   100.0%
                                     ========  ======   ========  ========     ========  ======
Premiums by company:
  Western Surety/SBCA .....          $ 70,332    82.8%  $ 69,212      83.6%    $ 67,941    86.2%
  Universal Surety ........            14,651    17.2     13,610      16.4       10,900    13.8
                                     --------  ------   --------  --------     --------  ------
                                     $ 84,983   100.0%  $ 82,822     100.0%    $ 78,841   100.0%
                                     ========  ======  =========  ========     ========  ======
                                                       BONDS AND POLICIES IN FORCE
                                     -------------------------------------------------------------
                                               % of                  % of                  % of
                                       1995    Total        1994      Total       1993     Total
                                     -------  -------     --------  --------     ------   --------
Surety and fidelity bonds:
   License and permit .............      463    29.2%          460     29.4%         460     30.5%
   Judicial and fiduciary .........       63     4.0            64      4.1           67      4.4
   Fidelity .......................       91     5.7            88      5.6           86      5.7
   Public official ................       62     3.9            64      4.1           63      4.2
   Notary public ..................      747    47.0           758     48.6          714     47.5
   Contract .......................        8     0.5             7      0.4            6      0.3
   Other ..........................       11     0.7            10      0.7           11      0.8
                                     -------  ------      --------   ------       ------  -------
                                       1,445    91.0         1,451     92.9        1,407     93.4
E&O policies ......................      143     9.0           120      7.1          107      6.6
                                     -------  ------      --------   ------       ------  -------
                                       1,588   100.0%        1,571    100.0%       1,514    100.0%
                                     =======  ======      ========    =====        =====    =====
Bonds/policies in force by company:
   Western Surety/SBCA ............    1,416    89.2%        1,389     88.4%       1,367     90.3%
   Universal Surety ...............      172    10.8           182     11.6          147      9.7
                                     -------  ------      --------   ------       ------  -------
                                       1,588   100.0%        1,571    100.0%       1,514    100.0%
                                     =======  ======      ========   ======       ======  =======
Average bond penalty/policy limit:
  Western Surety ..................  $10,030              $  9,470               $ 9,186
                                     =======              ========               =======
  Universal Surety ................  $13,317              $ 11,507               $11,197
                                     =======              ========               =======



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

      Since miscellaneous fidelity and surety bonds typically account for a small portion of an independent agency's revenues and are generally applied for under rush circumstances, Western Surety emphasizes one-day response service, easy-to-use forms and an extensive array of miscellaneous bond products. In addition, independent agents are provided pre-executed bond forms, powers of attorney, and facsimile authorizations that allow them to issue many standard bonds in their offices.

      Western Surety's marketing strategy is concentrated on increasing its share of the miscellaneous bond market. In addition, Western Surety devotes considerable time and effort educating legislators as to the need for and value of miscellaneous bonds and challenging attempts to repeal certain bonding requirements.

      Universal Surety markets its products through approximately 1,000 independent property and casualty insurance agencies through its headquarters in Houston, Texas, and branch offices in Austin, Dallas, San Antonio and Overland Park, Kansas. Universal Surety emphasizes innovative, flexible underwriting, product specialization and distinctive agent service backed by highly qualified, experienced employees.

      Of Universal Surety's gross written premiums in 1995, 71% related to contract bonds, including 10% that qualified for the SBA guarantee. The remaining 29% related to noncontract bonds, including 10% for notary public bonds. According to 1994 SAA statistics, Capsure ranked number one in volume of bonds and direct written premiums written in Texas, based on the combined results of Universal Surety and Western Surety.

      Universal Surety has concentrated its marketing efforts in expanding its share of the small contract bond market. Contract bonds underwritten by Universal Surety, including those underwritten on behalf of Western Surety under the USA\Western program, are primarily contractor performance and payment bonds in amounts under $3.0 million. Universal Surety underwrites principally standard accounts and some specialty accounts for which it will utilize supplemental collateral arrangements and excess rates or SBA guarantees for contractors not generally considered standard risks. The Company intends to utilize Western Surety's existing diverse agency relationships to expand the geographic and agency distribution of Universal Surety's contract surety business under the USA\Western joint venture. The USA\Western program was marketed to Western Surety agents in 21 states as of December 31, 1995. Western Surety will generally cede 100% of each such contract surety bond written on Western bond forms to Universal Surety pursuant to a Surety Bond Quota Share Reinsurance Agreement. Gross written premiums for this coverage were $1.6 million in 1995. In 1994, these activities were not material.

      In addition, Western Surety is gradually expanding its product line by offering insurance agents' and brokers' E&O insurance directly to a majority of its vast agency force. Western Surety cedes 90% of each policy to a reinsurer pursuant to a treaty reinsurance arrangement. Gross written premiums for this coverage were $0.8 million in 1995. In 1994, these activities were not material.

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

     COMPETITION
       The surety and fidelity market is highly competitive. The largest market shares are held by large diversified insurance companies; however, the single largest writer nationally in 1994, according to the SAA, controlled only 7% of the $2.9 billion market. The small fidelity and noncontract surety or miscellaneous segment of this market is competitive on the basis of service, price, and commissions paid to producers. No single competitor has a significant market position in the broad geographic range and lines of business in which Western Surety conducts its operations. Certain of Western Surety's existing and potential competitors are larger and have greater financial and other resources than Western Surety. The Company believes that Western Surety's principal competitive strengths include its expertise in writing miscellaneous bonds, distribution network of independent agencies, timely customer response and service, and admitted status in every state and the District of Columbia.

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

EXCESS AND SURPLUS LINES OPERATIONS
     For regulatory purposes, the commercial property and casualty insurance market is essentially divided into three segments: the admitted or licensed market, commonly referred to as the "standard" market; the alternate risk mechanism market, which includes captive insurance companies, risk retention groups and risk purchasing groups; and the E&S market. The largest provider group is the licensed or admitted insurers. The alternate risk market may operate on an admitted or E&S basis.

     The E&S segment was created to provide a source of insurance to those insureds who are unable to purchase coverage in the standard market. Admitted insurers are subject to extensive state regulation of rates, policy forms and operational conduct, are required to participate in assigned risk pools, and must pay premium taxes and other state assessments. These companies, however, exert a dominant influence over pricing in the commercial market. By contrast, E&S insurers are subject to comparatively less state regulation, affording them more pricing and form flexibility and lower operating expenses. E&S insurers may only insure those risks which the standard market cannot or chooses not to insure.

     The commercial property and casualty insurance market is intensely competitive as to price and terms. The size and composition of the E&S market historically have fluctuated with industry cycles. The cycles have been characterized by conditions known as hard markets and soft markets. Hard markets have been characterized by varying periods of relatively higher premiums and more restrictive coverages. As more insurers have been attracted to those conditions, competition has intensified. Over time, this has resulted in depressed premiums, broader coverages and underwriting losses in the industry, which are referred to as soft markets, and have been characterized by an oversupply of underwriting capacity. E&S insurers are generally more vulnerable to these cycles, which is reflected by their volatile writings, since E&S insurers typically only underwrite classes of risks which standard market insurers cannot or choose not to insure. The commercial property and casualty insurance market has been operating under soft market conditions since 1987 and there can be no assurance as to the timing or extent of hard market conditions returning to the property and casualty insurance industry.

     PRODUCTS AND POLICIES
       The following tables set forth for each of United Capitol's principal lines of business, gross written premiums, net written premiums and net earned premiums for the past three years (dollars in thousands):

                                               GROSS WRITTEN PREMIUMS
                                              ------------------------
                                       % of                   % of                % of
                              1995    Total      1994         Total       1993    Total
                             -------  ------  -----------  ---------    -------  ------
General liability:
 Product liability ........  $ 5,252    25.2%     $ 6,797       25.2%   $ 7,992    27.8%
 D&O ......................    4,336    20.8        5,582       20.6        714     2.5
 Asbestos abatement .......    1,730     8.3        4,633       17.1      7,481    26.1
 Other general liability ..    3,481    16.7        6,033       22.3      8,207    28.6
                             -------  ------  -----------  ---------    -------  ------
                              14,799    71.0       23,045       85.2     24,394    85.0
Property ..................    6,030    29.0        3,912       14.5      4,117    14.3
Surety ....................        5     0.0           75         .3        200      .7
                             -------  ------  -----------  ---------    -------  ------
                             $20,834   100.0%     $27,032      100.0%   $28,711   100.0%
                             =======  ======  ===========  =========    =======  ======




                                               NET WRITTEN PREMIUMS
                                              ----------------------
                                       % of                  % of               % of
                              1995    Total      1994       Total      1993    Total
                             -------  ------  ----------  ----------  -------  ------
General liability:
 Product liability ........  $ 2,977    27.1%    $ 4,361      25.6%  $ 4,905    27.7%
 D&O ......................    2,431    22.1       3,298      19.3       498     2.8
 Asbestos abatement .......    1,444    13.2       3,358      19.7     5,994    33.9
 Other general liability ..    3,317    30.2       5,100      29.9     5,439    30.7
                             -------  ------  ----------  --------   -------  ------
                              10,169    92.6      16,117      94.5    16,836    95.1
Property ..................      600     5.5         670       3.9       515     2.9
Surety ....................      213     1.9         264       1.6       357     2.0
                             -------  ------  ----------  --------   -------  ------
                             $10,982   100.0%    $17,051     100.0%  $17,708   100.0%
                             =======  ======  ==========  ========   =======  ======




                                               NET EARNED PREMIUMS
                                              ----------------------
                                       % of                   % of                 % of
                              1995    Total      1994        Total        1993    Total
                             -------  ------  ----------    --------    -------  ------
General liability:
 Product liability ........  $ 3,796   27.6%     $ 5,138        26.7%   $ 5,087    28.1%
 D&O ......................    2,996    21.9       2,045        10.6         12     0.1
 Asbestos abatement .......    2,291    16.7       4,786        24.9      6,844    37.9
 Other general liability ..    3,750    27.4       6,419        33.4      5,374    29.7
                             -------  ------  ----------    --------    -------  ------
                              12,833    93.6      18,388        95.6     17,317    95.8
Property ..................      673     4.9         547         2.9        420     2.3
Surety ....................      203     1.5         291         1.5        351     1.9
                             -------  ------  ----------    --------    -------  ------
                             $13,709   100.0%    $19,226       100.0%   $18,088   100.0%
                             =======  ======  ==========    ========    =======  ======


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

       Most of United Capitol's non-asbestos primary general liability policies have been issued on the occurrence form (57% in 1995, 63% in 1994 and 66% in 1993); however, classes considered to be particularly susceptible to late reporting ("long tail" classes) are generally written on a claims-made form. Examples of these classes include pharmaceuticals and chemicals manufacturers and distributors, and hazardous waste remediation contractors.

       In 1992, United Capitol commenced offering pollution liability coverage, on a claims-made only basis, to contractors involved in the remediation of preexisting pollution. United Capitol does not provide pollution coverage to those parties who are likely to create or be the source of pollution. United Capitol's gross limit of liability for this coverage is generally $1.0 million, but higher limits are available through the use of reinsurance. Total gross written premiums for this coverage were $0.2 million, $0.5 million and $0.6 million in 1995, 1994 and 1993, respectively.

       For the primary general liability insurance line of business, United Capitol generally offers gross limits of liability of approximately $1.0 million to $3.0 million. United Capitol's average gross annual premium per policy in 1995, 1994 and 1993 was approximately $113,000, $116,000 and $98,000, respectively, and the average gross limits of liability were $2.2 million, $2.0 million and $1.8 million, respectively.

  D&O AND MISCELLANEOUS PROFESSIONAL LIABILITY
       In December 1993, United Capitol commenced writing specialty D&O and miscellaneous professional liability insurance on a claims-made basis through its managing general agency subsidiary, Fischer. D&O insurance is designed to protect directors and officers from liabilities arising while acting in their official capacities and typically covers both liabilities of the officer or director and reimbursement of a corporation that has lawfully agreed to indemnify their officers or directors. Miscellaneous professional liability insurance, also known as E&O, covers claims by third parties who allege damage as a result of negligent actions by insured professionals. The gross limit of liability for these policies is generally $1.0 million, though gross limits up to $5.0 million are available through the use of reinsurance. The average gross annual premium per policy for these classes of business was $10,000 in 1995, $11,000 in 1994 and $9,000 in 1993. United Capitol
  targets businesses with hard-to-place D&O risks such as new companies, research and development companies, and companies with past bankruptcies as well as not-for-profit businesses. Types of entities considered for professional liability coverage by United Capitol include insurance agents, real estate brokers, title agents, collection agents and certain legal professionals. Fischer, to a lesser degree, also places certain D&O and E&O insurance with insurers other than United Capitol and receives commissions for such services. This business placed with other insurers was not material to the Company.

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

       United Capitol generally provides gross limits of liability of $1.0 million to $3.0 million to asbestos abatement contractors and professional liability coverage to asbestos abatement and environmental consultants. Higher gross limits can be provided through the use of reinsurance. In 1995, 1994 and 1993, the average gross annual premium per policy for this class of business was approximately $46,000, $76,000 and $76,000, respectively. The average gross limit of liability was $3.0 million in 1995, $2.8 million in 1994 and $2.5 million in 1993.

       From 1986 through 1990, substantially all of United Capitol's general liability policies for asbestos abatement contractors and environmental consultants were written on a claims-made basis. Because of highly favorable loss experience with the product, and in response to changing market conditions as more insurers have entered the market, United Capitol commenced writing these policies on an occurrence basis in late 1990. In 1995, 1994 and 1993, asbestos abatement general liability policies written on an occurrence basis represented approximately 74%, 79% and 69% of the total, respectively. Since 1989, United Capitol has experienced a significant decline in asbestos abatement-related insurance premiums in absolute terms as well as relative to its total business because of intense competition and decreased demand for this product. Management anticipates a continuing decline in this business.

  PROPERTY, SURETY AND OTHER BUSINESS
       United Capitol writes commercial property and inland marine insurance, generally offering up to $5.0 million of gross limits per location or per policy. The average gross annual premium per policy was $19,000 in 1995, $18,000 in 1994 and $25,000 in 1993. In 1993, United Capitol's agency subsidiary, Managers, entered into an agreement under which it acts as commercial property underwriting manager for Westport Insurance Corporation ("Westport"), a member company of the Employers Reinsurance Group. Westport is rated A++ (Superior) by A.M. Best and is an admitted insurer in the majority of jurisdictions. Managers earns a commission for business underwritten on behalf of Westport and United Capitol assumes up to $500,000 net per risk on business produced by Managers. In 1995 and 1994, Managers produced $3.2 million and $4.3 million, respectively, of gross premiums for Westport of which $0.1 million and $0.3 million, respectively, was retroceded to United Capitol.

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

  MARKETING
       United Capitol principally markets its insurance through approximately 250 wholesale and retail insurance brokerage firms throughout the country whose employees are specially licensed by insurance regulatory authorities as E&S insurance brokers. These brokers submit risk proposals to United Capitol for its review and underwriting analysis. No brokers have the authority to bind United Capitol and United Capitol does not delegate underwriting or claims management authority to nonaffiliated managing general agents or other independent agents or brokers. Due to the specialized nature of United Capitol's business, policy writings tend to be concentrated among a small group of brokerage firms committed to United Capitol's products. For the years ended December 31, 1995, 1994 and 1993, United Capitol's top ten brokerage firms generated approximately 40%, 42% and 49%, respectively, of gross written premiums in those periods. In 1995, 1994 and 1993, United Capitol's top brokerage firm produced 10%, 12% and 14%, respectively, of its gross written premiums.

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

  COMPETITION
       The excess and surplus lines market is significantly affected by conditions in the commercial property and casualty market, which are highly cyclical and intensely competitive as to price and terms. Many of United Capitol's existing or potential competitors are larger, have considerably greater financial and other resources, have greater experience in the insurance industry, have longer relationships with their brokers and insureds and offer a broader line of insurance products than United Capitol. United Capitol competes with other excess and surplus lines insurers, other forms of insurance organizations such as risk retention groups and other alternative risk mechanisms. United Capitol also competes with admitted insurers since a risk may not be offered to an excess and surplus lines insurer if an admitted insurer is willing to insure the risk. The property and casualty insurance industry is particularly competitive with respect to price and terms, and United Capitol will compete on that basis only when there remains reasonable expectation of underwriting profits.

REINSURANCE
     The Company's insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies to limit their exposure to loss. The reinsurance coverages and terms are tailored to the specific risk characteristics of the underlying product line. Reinsurance contracts do not
relieve the Company of its primary obligations to claimants.   A contingent
liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Capsure places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. At December 31, 1995, Capsure's largest reinsurance receivable, including prepaid reinsurance premiums of $1.2 million and estimated ceded incurred but not reported ("IBNR") losses of $11.8 million, was approximately $19.8 million with Generali - U.S. Branch. Generali - U.S. Branch is rated A (Excellent), XV by A.M. Best. No other receivable from a single reinsurer exceeded 10% of total reinsurance receivables.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
     The liability for unpaid losses and loss adjustment expenses ("LAE") is based on estimates of (a) the ultimate settlement value of reported claims, (b) IBNR claims, (c) future expenses to be incurred in the settlement of claims and
(d) claim recoveries. These estimates are determined based on the Company's and industry loss experience as well as consideration of current trends and conditions. The liability for unpaid losses and LAE is an accounting estimate and, similar to other accounting estimates, there is the potential that actual future loss payments will differ from the initial estimate. The methods of determining such estimates and the resulting estimated liability are continually reviewed and updated. Changes in the estimated liability are reflected in operating income in the year in which such changes are determined.

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

     A table is included in both Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 to the Consolidated Financial Statements which presents a reconciliation of beginning and ending consolidated loss reserve balances for the three years ended December 31, 1995. Such tables highlight the impact of favorable development of the estimated liability established in prior years.

     A reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles ("GAAP"), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting principles ("SAP") follows (dollars in thousands):


                                                           Years Ended December 31,
                                                         ----------------------------
                                                           1995      1994      1993
                                                         --------  --------  --------
Reserves at end of year, GAAP basis ...................  $126,061  $149,041  $135,825
Estimated salvage and subrogation recoverable (gross of
 reinsurance), not anticipated under SAP ..............     7,141     6,881     6,465
Estimated reinsurance recoverable netted against
 gross reserves for SAP ...............................   (39,735)  (38,606)  (33,829)
                                                         --------  --------  --------
Reserves at end of year, SAP basis ....................   $93,467  $117,316  $108,461
                                                         ========  ========  ========

     United Capitol's claims development through December 31, 1995 has been favorable relative to expectations based on industry experience. Due to the limited prior operating experience of United Capitol and the long-tail nature of its business, management previously relied principally upon industry development patterns and expected loss ratios in estimating IBNR. Given the availability of nine full years of experience and the growing evidence of favorable loss trends relative to industry indications, management concluded in the fourth quarter of 1995 that it was appropriate to place greater reliance on United Capitol's own development patterns and emerging loss ratios in estimating IBNR. United Capitol reduced loss and loss adjustment expenses by $23.2 million in 1995 for net favorable development related to prior years ($28.1 million favorable development, gross of reinsurance), substantially all of which pertains to this change in estimate. This loss reserve reduction increased Capsure's consolidated income before taxes by $23.2 million, and net income by $15.1 million, or $.98 per share.

     The following table presents the development under GAAP of combined balance sheet reserves for 1986 through 1995, including periods prior to Capsure's ownership. The top line of the table shows the combined reserves at the balance sheet date for each of the indicated periods. The amount of the reserves represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date, including IBNR reserves. The upper portion of the table shows the reestimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual periods. The cumulative redundancy (deficiency) represents the aggregate change in the estimates over all prior years. It should be noted that the table presents a "run off" of balance sheet reserves rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years (dollars in thousands):




                                                                   AS OF DECEMBER 31,
                              ------------------------------------------------------------------------------------------------

                                1995      1994       1993      1992      1991      1990     1989      1988     1987     1986
                              --------  ---------  --------  --------  --------  --------  -------   -------  -------  -------
Reserves for unpaid
 losses and LAE .............  $126,061  $149,041  $138,347  $130,435  $130,596  $124,708  $116,565  $83,733  $63,537  $22,483
Reserves re-estimated as of:
 One year later .............        --   114,482   122,657   113,941   120,481   126,544   114,911   89,453  54,856    19,796
 Two years later ............        --        --    99,629   100,088   103,560   115,759   117,260   89,513  55,991    19,697
 Three years later ..........        --        --        --    84,100    89,984   101,381   107,322   89,728  54,011    18,352
 Four years later ...........        --        --        --        --    74,590    90,377    97,016   81,957  54,329    18,230
 Five years later ...........        --        --        --        --        --    77,930    89,067   75,375  47,991    17,072
 Six years later ............        --        --        --        --        --        --    80,962   70,944  46,629    16,825
 Seven years later ..........        --        --        --        --        --        --        --   67,547  43,991    17,057
 Eight years later ..........        --        --        --        --        --        --        --       --  43,400    16,742
 Nine years later ...........        --        --        --        --        --        --        --       --  --        16,115
Cumulative redundancy
 (deficiency) ...............  $     --  $ 34,559  $ 38,718  $ 46,335  $ 56,006  $ 46,778  $ 35,603  $16,186 $20,137   $ 6,368
                               ========  ========  ========  ========  ========  ========  ========  ======= =======   =======

Cumulative redundancy
 (deficiency) as a percentage
 of original estimate .......        --     23.2%     28.0%     35.5%     42.9%     37.5%     30.5%    19.3%   31.7%     28.3%
                               ========  ========  ========  ========  ========  ========  ========  =======  ======   =======

Cumulative amount of
 liability paid through:
 One year later .............  $     --   $18,344   $19,084   $16,201   $21,280   $20,982   $19,737  $15,787  $10,398  $ 5,379
 Two years later ............        --        --    32,676    30,370    34,650    37,279    35,736   25,446  18,079     9,487
 Three years later ..........        --        --        --    41,314    44,610    47,676    48,580   37,387  23,232    11,916
 Four years later ...........        --        --        --        --    50,102    55,701    56,648   44,973  27,772    12,872
 Five years later ...........        --        --        --        --        --    59,436    63,911   49,070  32,905    13,687
 Six years later ............        --        --        --        --        --        --    66,753   55,183  34,281    15,129
 Seven years later ..........        --        --        --        --        --        --        --   57,648  36,841    15,406
 Eight years later ..........        --        --        --        --        --        --        --       --  37,978    15,874
 Nine years later ...........        --        --        --        --        --        --        --       --  --        15,893

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

     Western Surety is domiciled in South Dakota and licensed in all other states and the District of Columbia. SBCA is domiciled in South Dakota and licensed in 11 states. Universal Surety is domiciled in Texas and licensed in 20 other states and the District of Columbia. United Capitol is domiciled in Wisconsin, licensed in Arizona and approved, or not disapproved, as a nonadmitted insurer in all other states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Nonadmitted insurers are generally permitted to operate with a greater degree of freedom from various regulations. In the future, it is likely that more extensive regulatory requirements or restrictions may be imposed upon nonadmitted insurers, which may increase operating costs associated with compliance.

     Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company's stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implication on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 9 to the Consolidated Financial Statements. Without prior regulatory approval in 1996, Capsure's insurance subsidiaries may pay stockholder dividends of $23.8 million in the aggregate. In 1995, 1994 and 1993, Capsure received $40.9 million (including $21.6 million of dividends requiring prior approval), $21.0 million (including $5.0 million of dividends requiring prior approval), and $11.8 million, respectively, in dividends from its insurance subsidiaries.

     Capsure's insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities. The South Dakota Department of Commerce and Regulation - Division of Insurance conducted its last triennial examination of Western Surety as of December 31, 1991. This examination covered both financial and market conduct procedures. The Texas Department of Insurance conducted its triennial examination of Universal Surety as of September 30, 1992. This examination included both financial and market conduct procedures. The Office of the Commissioner of Insurance of the State of Wisconsin conducted a financial examination of United Capitol as of December 31, 1992. There were no significant issues noted which required corrective action by any of Capsure's insurance subsidiaries.

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

     Western Surety, Universal Surety and United Capitol each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. The underwriting limitations of Western Surety, Universal Surety and United Capitol, based on each insurer's statutory surplus, are currently $3.7 million, $0.8 million and $6.1 million, respectively.

     Management believes that, going forward, regulation of its business will increase both on a federal and state level, thereby increasing the costs associated with compliance.

INVESTMENTS
     Insurance company investment practices must comply with insurance laws and regulations and must also comply with certain covenants under Capsure's $135 million revolving credit facility. Generally, insurance laws and regulations prescribe the nature and quality of, and set limits on, the various types of
investments which may be made by Capsure's insurance companies.   Capsure's
insurance companies invest funds provided by operations predominately in high-quality, taxable, fixed income securities.

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

     A separate investment committee of the Board of Directors of each insurance company establishes investment policy and oversees the management of each portfolio. A professional independent investment adviser is engaged to assist in the management of each company's investment portfolio pursuant to established investment committee guidelines. The insurance companies pay an advisory fee based on the market value of the assets under management.

NET OPERATING TAX LOSS CARRYFORWARDS
     In July 1986, the Company emerged from voluntary bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code. Prior to its emergence, the Company was primarily involved in oil and gas production, exploration and development and providing supplies to the oil and gas industry. Due to a significant downturn in the oil and gas industry in the early 1980s, the Company generated significant losses and was unable to meet its obligations, resulting in its voluntary bankruptcy filing. Upon emergence from bankruptcy, the Company had oil and gas interests and approximately $300 million in NOLs. Approximately $177 million of these NOLs were available at December 31, 1995, to reduce the Company's future federal taxable income.

EMPLOYEES
     As of December 31, 1995, the Company employed approximately 600 persons. Since its emergence from bankruptcy in 1986, the Company has not experienced any work stoppages and believes its relations with its employees are good. The Company's current operations are in newly acquired businesses unrelated to its pre-1986 oil and gas operations.




ITEM  2.    PROPERTIES

     The Company subleases its executive offices for an annual rent of approximately $0.1 million from Equity Group Investments, Inc. ("EGI"), a company affiliated with certain directors, officers, and stockholders of the Company. The executive offices are located at Two North Riverside Plaza, Chicago, Illinois 60606. Western Surety leases office space for its executive offices at 101 South Phillips Avenue, Sioux Falls, South Dakota 57102, under a lease expiring in 2002. Western Surety's office space, consisting of approximately 81,600 square feet, is leased from a partnership in which Western Surety owns a 50% interest. The annual rent, which is subject to annual adjustments, was $1.4 million as of December 31, 1995. Western Surety also leases a 14,760 square foot branch office in Dallas, Texas. Annual rent for the branch office was $0.2 million and the lease expires in 1996. United Capitol leases office space for its executive offices at 400 Perimeter Center Terrace, Suite 345, Atlanta, Georgia 30346, under a lease terminating June 30, 2000 with an annual rent of $0.4 million. Universal Surety leases office space for its executive offices at 950 Echo Lane, Suite 250, Houston, Texas 77024, under a lease terminating October 31, 1997 with an annual rent of $0.1 million. Universal Surety also leases space for branch offices in Austin, Dallas and San Antonio, Texas, and Overland Park, Kansas, for an additional annual rent of approximately $0.1 million.




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

     None.

                                    PART  II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock ("Common Stock") trades on the New York Stock Exchange under the symbol CSH. On March 1, 1996, the last reported sale price for the Common Stock was $16.75 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange for each calendar quarter of the past two years:


                                                            High       Low
     1995                                                   ----       ---

           4th Quarter ..................................  $17.88    $13.13
           3rd Quarter ..................................   14.88     13.00
           2nd Quarter ..................................   14.88     12.50
           1st Quarter ..................................   14.38     12.38



     1994

           4th Quarter ..................................  $14.75    $12.13
           3rd Quarter ..................................   15.38     12.25
           2nd Quarter ..................................   16.00     12.88
           1st Quarter ..................................   15.25     13.00

     The number of stockholders of record of Common Stock on March 1, 1996, was approximately 2,300.

     The Company has not paid dividends on its Common Stock. Capsure has excess capital, and is considering alternative uses of this capital, including funding of acquisitions, stock repurchases, payment of stockholder dividends and some combination of the foregoing.

ITEM  6. SELECTED FINANCIAL DATA

     The following financial information has been derived from the audited Consolidated Financial Statements and notes thereto which appear elsewhere in this or previously issued Annual Reports on Form 10-K and should be read in conjunction with such financial statements and related notes thereto.

     The Company acquired United Capitol in February 1990, Western Surety in August 1992 and Universal Surety in September 1994. The inclusion of the results of United Capitol, Western Surety and Universal Surety from their respective dates of acquisition affects the comparability of financial information. Such results are not necessarily indicative of future results. In 1993, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 109 and No. 113 and has restated prior years' financial information for the effects of these pronouncements. Effective January 1, 1994, the Company adopted SFAS No. 115. For a more detailed description of these transactions and their effects on the Company's financial data, see the audited Consolidated Financial Statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in this or previously issued Annual Reports on Form 10-K.

     The following information for the Company is as of and for the years ended December 31 (dollars in thousands, except per share data):


                                                                        Years Ended December 31,
                                                        --------------------------------------------------
                                                          1995      1994      1993      1992       1991
                                                        --------  --------  --------  --------  ----------
                                                                                     (Restated) (Restated)
Total revenues .......................................  $117,516  $112,662  $108,445  $ 59,519  $   34,890
                                                        ========  ========  ========  ========  ==========

Gross written premiums ...............................  $111,398  $102,356  $100,775  $ 50,105  $   23,144
                                                        ========  ========  ========  ========  ==========
Net written premiums .................................  $ 97,728  $ 90,578  $ 88,306  $ 40,310  $   15,729
                                                        ========  ========  ========  ========  ==========
Net earned premiums ..................................  $ 98,692  $ 92,481  $ 86,029  $ 41,249  $   15,826
                                                        ========  ========  ========  ========  ==========

Underwriting income ..................................  $ 44,831  $ 15,233  $ 15,224  $  9,932  $    2,484
Net  investment  income ..............................    20,471    19,129    19,815    15,504      13,823
Net  investment  gains (losses) ......................    (1,653)      945     2,071       380       1,119
Interest expense .....................................    (4,103)   (4,726)   (6,280)   (4,838)     (4,998)
Write-off of unamortized deferred loan fees ..........        --    (1,556)       --        --          --
Amortization and impairment of goodwill
   and intangibles ...................................   (16,853)   (3,365)   (3,407)   (1,592)       (852)
Other expenses .......................................    (2,442)   (1,881)   (1,905)   (1,914)       (868)
                                                        --------  --------  --------  --------  ----------
Income before income taxes ...........................    40,251    23,779    25,518    17,472      10,708
Income taxes .........................................    19,721     9,401     9,234     6,777       3,500
                                                        --------  --------  --------  --------  ----------
Net income ...........................................  $ 20,530  $ 14,378  $ 16,284  $ 10,695  $    7,208
                                                        ========  ========  ========  ========  ==========

Weighted average common shares outstanding ...........    15,404    15,160    15,036    12,214      10,606
                                                        ========  ========  ========  ========  ==========
Earnings per common share ............................  $   1.33  $    .95  $   1.08  $    .88  $      .79
                                                        ========  ========  ========  ========  ==========
Book value per share .................................  $  16.70  $  14.61  $  13.80  $  12.25  $     7.68
                                                        ========  ========  ========  ========  ==========

Loss ratio ...........................................    (7.5)%     25.2%     23.2%     25.8%       58.5%
Expense ratio ........................................    62.1 %     58.3%     59.1%     50.1%       25.8%
                                                        --------  --------  --------  --------  ----------
Combined ratio .......................................    54.6 %     83.5%     82.3%     75.9%       84.3%
                                                        ========  ========  ========  ========  ==========

Invested assets and cash .............................  $307,556  $305,898  $317,077  $297,974  $ 163,027
Intangible assets and goodwill, net of amortization ..    84,158   102,130    85,566    94,006     22,842
Total assets .........................................   514,768   553,370   530,075   507,574    226,536

Insurance reserves ...................................   202,842   225,671   205,188   194,357    112,745
Long-term debt .......................................    25,000    71,000    85,214   103,214     46,352
Total liabilities ....................................   257,464   328,505   322,450   323,653    169,404
Stockholders' equity .................................   257,304   224,865   207,625   183,921     57,132

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
     The following is a discussion and analysis of Capsure Holdings Corp. and its subsidiaries' ("Capsure" or the "Company") operating results, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, which contain additional information regarding the Company's operating results and financial condition.

     On July 31, 1986, the Company emerged from voluntary bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code. As a result of operating losses from oil and gas operations prior to the Company's bankruptcy, the Company emerged from bankruptcy with approximately $300 million in net operating tax loss carryforwards ("NOLs"). Approximately $177 million of these NOLs were available at December 31, 1995 to reduce the Company's future federal taxable income. The Company believes that an analysis of results of operation and financial condition should include an analysis of the Company's ability to reduce its income tax payments through the utilization of NOLs.

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

     Since 1987, soft market conditions characterized by intense competition on rate and contract terms have prevailed in the property and casualty insurance industry. The industry continues to be relatively well-capitalized and under-leveraged on an operating basis which exerts continued pressure on rates and terms. Although the industry has sustained significant losses from catastrophes in 1992 through 1995, there has not been a meaningful improvement in market conditions. Due to the nature of its business, these market conditions have had little impact on Capsure's surety operations; however, United Capitol has been significantly affected by prevailing market conditions. United Capitol has responded to these difficult market conditions by maintaining a disciplined underwriting approach and electing to decline business that may result in unacceptable or inadequately compensated risk. Management believes prevailing market conditions are likely to persist for the near- and possibly long-term. Capsure will continue to focus its resources in lines of business where it has or can acquire the requisite underwriting and business processing experience and for which consistent long-term underwriting profits and acceptable returns on capital can reasonably be expected.

     Western Surety specializes in writing small fidelity and noncontract surety bonds, referred to as "miscellaneous" bonds, and errors and omissions ("E&O") liability insurance and is licensed to write fidelity, surety and casualty insurance in all 50 states and the District of Columbia. Western Surety is rated A+ (Superior) by A.M. Best Company, Inc. ("A.M. Best"). Bonds underwritten by Western Surety are relatively low-risk, low-premium products where prompt service, easy-to-use forms and availability of an extensive array of bond products are emphasized. One of the largest writers of miscellaneous bonds in the United States, Western Surety has experienced overall growth in gross written premiums since 1990 in spite of the soft market. This growth is attributable to its product specialization, including new products and programs, underwriting expertise and broad distribution network as well as to legislatively mandated bond limit increases, and to bonding requirements legislated by various states and municipalities. Substantially all of Western Surety's bonds are mandated by various state statutes and local ordinances. Such factors have largely insulated Western Surety from the effects of prevailing market conditions in the broader commercial property and casualty insurance industry. Management believes, with respect to

Western Surety's products, that the Company's results of operations will not be significantly affected by new miscellaneous bond requirements or by the repeal of any existing legislated bonding requirements.

     Universal Surety specializes in the underwriting of small contract and miscellaneous surety bonds. Universal Surety is rated A (Excellent) by A.M. Best and is licensed in 21 states and the District of Columbia with most of its business generated in Texas (77% of 1995 gross written premiums). Contract bonds underwritten by Universal Surety, including those underwritten on behalf of Western Surety under the USA\Western program, are primarily contractor performance and payment bonds in amounts under $3.0 million for which underwriting expertise and distinctive service to agents are emphasized. Universal Surety underwrites primarily standard accounts and some specialty accounts for which it will utilize supplemental collateral arrangements and excess rates for contractors not qualified for standard surety rates.
Universal Surety also reduces its exposure through participation in the Small Business Administration ("SBA") Surety Bond Guarantee Program. Under this program, the SBA will generally reimburse Universal Surety for between 80% and 90% of losses and loss adjustment expenses incurred on any SBA guaranteed bond in exchange for 20% of the premium. Contract bonds are more affected by prevailing market and general economic conditions than noncontract bonds.

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

     On February 29, 1996, the Company announced that it had signed an agreement to sell United Capitol Holding Company ("UCHC") and its subsidiaries, United Capitol, United Capitol Managers, Inc. ("Managers") and Fischer Underwriting Group, Incorporated ("Fischer") to a subsidiary of Frontier Insurance Group, Inc. Estimated net proceeds to Capsure will be approximately $75 million, which includes the purchase price for the capital stock of UCHC and the release of United Capitol's excess statutory surplus on or before closing. The agreement is subject to several conditions including approval by insurance regulatory authorities and other governmental authorities. The transaction is expected to close in the second quarter of 1996.

     Capsure is exiting the E&S marketplace in order to focus on its surety operations and other admitted lines. Management has concluded that United Capitol's prospects can be best enhanced and realized by ownership under a larger company than Capsure. The sale of United Capitol will liberate approximately $75 million of Capsure's capital. Capsure is considering alternative uses of this capital including funding of acquisitions, stock repurchases, payment of stockholder dividends and some combination of the foregoing.

RESULTS OF OPERATIONS
   The components of income are summarized as follows (dollars in thousands):


                                                             Years Ended December 31,
                                                            --------------------------
                                                              1995     1994     1993
                                                            --------  -------  -------
Underwriting income ......................................   $44,831  $15,233  $15,224
Net investment income ....................................    20,471   19,129   19,815
Net investment gains (losses) ............................    (1,653)     945    2,071
Interest expense .........................................    (4,103)  (4,726)  (6,280)
Write-off of unamortized deferred loan fees ..............        --   (1,556)      --
Amortization and impairment of goodwill and intangibles ..   (16,853)  (3,365)  (3,407)
Other expenses ...........................................    (2,442)  (1,881)  (1,905)
                                                            --------  -------  -------
Income before income taxes ...............................    40,251   23,779   25,518
Income taxes .............................................    19,721    9,401    9,234
                                                            --------  -------  -------
       Net income ........................................   $20,530  $14,378  $16,284
                                                            ========  =======  =======


INSURANCE UNDERWRITING
     Underwriting results are summarized in the following table (dollars in thousands):



                              Surety and Fidelity      Excess and Surplus Lines         Consolidated
                           -------------------------  -------------------------  ----------------------------
                             1995     1994    1993     1995     1994     1993      1995     1994      1993
                           -------  -------  -------  -------  -------  -------  --------  --------  --------
Gross written premiums ..  $90,564  $75,324  $72,064  $20,834  $27,032  $28,711  $111,398  $102,356  $100,775
                           =======  =======  =======  =======  =======  =======  ========  ========  ========

Net written premiums ....  $86,746  $73,527  $70,598  $10,982  $17,051  $17,708  $ 97,728   $90,578   $88,306
                           =======  =======  =======  =======  =======  =======  ========  ========  ========

Net earned premiums .....  $84,983  $73,255  $67,941  $13,709  $19,226  $18,088  $ 98,692   $92,481   $86,029
                           -------  -------  -------  -------  -------  -------  --------  --------  --------
Net losses and
  loss adjustment .......    7,579   11,592   11,367  (15,030)  11,752    8,590    (7,451)   23,344    19,957
Underwriting expenses ...   58,170   49,583   46,933    3,142    4,321    3,915    61,312    53,904    50,848
                           -------  -------  -------  -------  -------  -------  --------  --------  --------
Total losses and
  expenses ..............   65,749   61,175   58,300  (11,888)  16,073   12,505    53,861    77,248    70,805
                           -------  -------  -------  -------  -------  -------  --------  --------  --------
Underwriting income .....  $19,234  $12,080  $ 9,641  $25,597  $ 3,153  $ 5,583  $ 44,831  $ 15,233  $ 15,224
                           =======  =======  =======  =======  =======  =======  ========  ========  ========

Loss ratio ..............     8.9%    15.8%    16.7% (109.6)%    61.1%    47.5%    (7.5)%     25.2%     23.2%
Expense ratio ...........    68.5%    67.7%    69.1%   22.9 %    22.5%    21.6%    62.1 %     58.3%     59.1%
                           -------  -------  -------  -------  -------  -------  --------  --------  --------
Combined ratio ..........    77.4%    83.5%    85.8%  (86.7)%    83.6%    69.1%    54.6 %     83.5%     82.3%
                           =======  =======  =======  =======  =======  =======  ========  ========  ========


   Surety and fidelity represents the combined results of Western Surety and Universal Surety, since its September 1994 acquisition. Surety and fidelity are the principal lines of business of Western Surety and Universal Surety. Excess and surplus lines represents the results of United Capitol. United Capitol's principal lines of business are other liability, product liability and commercial property primarily written on an excess and surplus lines basis.

   Gross written premiums increased 8.8%, or $9.0 million, for the year ended December 31, 1995, primarily due to an increase of $12.8 million for the inclusion of the full year results of Universal Surety in 1995, partially offset by reduced premium volume at United Capitol. Universal Surety contributed $16.9 million of gross written premiums in 1995. Western Surety experienced a 2.0% increase in gross written premiums, primarily due to the growth in the new agents' and brokers' E&O product introduced in 1994. United Capitol's gross written premiums decreased 22.9%, or $6.2 million, in 1995 as its premium volume, particularly in the increasingly competitive asbestos abatement line, continued to be significantly affected by prolonged soft market conditions. Significant declines in the asbestos abatement and other primary casualty business were partially offset by an increase in property writings.

     Net earned premiums increased $6.2 million for the year ended December 31, 1995, principally due to the inclusion of the full year results of Universal Surety in 1995. Universal Surety contributed net earned premiums of $14.7 million in 1995. Western Surety's net earned premiums increased 1.6% in 1995 compared to 1994. United Capitol's net earned premiums decreased 28.7%, or $5.5 million in 1995, reflecting decreases in both gross written premiums and net retentions. The lower net retentions are due primarily to the increased use of reinsurance for primary casualty risks in an effort to limit the potential loss volatility associated with a diminished premium base. United Capitol's net earned premiums for the years ended December 31, 1995 and 1994 were increased by $2.6 million and $2.5 million, respectively, for contingent premiums recognized under its reinsurance agreements.

     Gross written premiums increased $1.6 million for the year ended December 31, 1994. Western Surety experienced a 1.1% decrease in gross written premiums, mainly due to a decline in public official bond premiums as compared to 1993. This decline, which was expected, was caused by the cyclical nature of these bonds. Writings for this product typically increase every other year, following the November elections. Universal Surety contributed $4.0 million of gross written premiums since its acquisition in September 1994. United Capitol's gross written premiums decreased 5.8%, or $1.7 million, in 1994. Significant declines in the asbestos abatement and other primary casualty business were partially offset by the addition of $5.7 million in gross written premiums of D&O business produced by Fischer which was acquired in November 1993 by a subsidiary of United Capitol. United Capitol's premium volume, particularly in the increasingly competitive asbestos abatement line, continued to be significantly and adversely affected by prolonged soft market conditions.

     Net earned premiums increased $6.5 million for the year ended December 31, 1994. Western Surety's net earned premiums increased 1.9% in 1994 compared to 1993. Universal Surety contributed net earned premiums of $4.0 million in 1994. United Capitol's net earned premiums increased 6.3%, or $1.1 million, in 1994, primarily as a result of the recognition of $2.5 million of contingent reinsurance premiums related to an excess of loss reinsurance treaty.
Excluding the recognition of the contingent premiums, net earned premiums decreased 7.5% at United Capitol.

     Underwriting income increased $29.6 million for the year ended December 31, 1995, primarily due to significant net favorable development of prior years' loss reserves. The consolidated combined ratio decreased to 54.6% in 1995 from 83.5% in 1994. The consolidated loss ratio decreased to (7.5)% in 1995 from 25.2% in 1994. The surety and fidelity loss ratio decreased to 8.9% in 1995 from 15.8% in 1994, primarily due to $4.0 million in fourth quarter net
favorable development of prior years' loss reserves at Western Surety.   United
Capitol's loss ratio decreased to (109.6)% in 1995 from 61.1% in 1994. Excluding the effects of favorable development, United Capitol would have reported loss ratios of 59.3% and 98.3% in 1995 and 1994, respectively.

     United Capitol's claims development through December 31, 1995, has been favorable relative to expectations based on industry experience. Due to the limited prior operating experience of United Capitol and the long-tail nature of its business, management previously relied principally upon industry development patterns and expected loss ratios in estimating incurred but not reported ("IBNR") losses. Given the availability of nine full years of experience and the growing evidence of favorable loss trends relative to industry indications, management concluded in the fourth quarter of 1995 that it was appropriate to place greater reliance on United Capitol's own development patterns and emerging loss ratios in estimating IBNR. United Capitol reduced loss and loss adjustment expenses by $23.2 million in 1995 for net favorable development related to prior years, substantially all of which pertains to this change in estimate. This loss reserve reduction increased Capsure's consolidated income before taxes by $23.2 million, and net income by $15.1 million, or $0.98 per share.

     The consolidated expense ratio increased to 62.1% in 1995, compared to 58.3% in 1994. The surety and fidelity expense ratio increased slightly to 68.5% in 1995 from 67.7% in 1994, reflecting increased operating expenses, particularly, wage and postal expense increases. United Capitol's expense ratio increased to 22.9% in 1995 compared to 22.5% in 1994.

     Underwriting income for the year ended December 31, 1994, was virtually unchanged as compared to the prior year despite increased net earned premiums. The consolidated combined ratio increased to 83.5% in 1994 from 82.3% in 1993. The consolidated loss ratio increased to 25.2% in 1994 from 23.2% in 1993, reflecting less favorable development of prior years' loss reserves at United Capitol than was experienced in 1993. United Capitol's loss ratio increased to 61.1% in 1994 from 47.5% in 1993. Excluding the effects of favorable development, United Capitol would have reported loss ratios of 98.3% and 110.3% in 1994 and 1993, respectively. The surety and fidelity loss ratio decreased to 15.8% in 1994 from 16.7% in 1993, primarily due to favorable development of prior years' loss reserves and increased salvage recoveries at Western Surety.

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

INVESTMENT INCOME
     Net investment income for the years ended December 31, 1995, 1994 and 1993 was $20.5 million, $19.1 million and $19.8 million, respectively. The average pretax yields of the portfolio for the years ended December 31, 1995, 1994 and 1993 were 6.8%, 6.5% and 6.8%, respectively.

     Capsure's insurance companies invest funds provided by operations predominantly in high-quality, short-duration, taxable fixed income securities. The preservation of capital and utilization of the Company's available NOLs are Capsure's principal investment objectives. Beginning in 1994, the Investment Committees of the Board of Directors of the Company and its insurance subsidiaries have approved the investment of up to $26 million in the aggregate by the insurance subsidiaries and at the parent company level in publicly traded nonaffiliated real estate investment trust ("REIT") equity securities. At December 31, 1995 and 1994, the carrying value of the Company's REIT portfolio was approximately $20.4 million and $24.3 million, respectively.

ANALYSIS OF OTHER OPERATIONS
     Net investment gains (losses) were $(1.7) million, $0.9 million and $2.1 million for the years ended December 31, 1995, 1994 and 1993, respectively.
Net investment gains on securities held at the parent company level were $1.0 million in 1995, $1.3 million in 1994 and $3.1 million in 1993. Net investment losses were $(2.7) million, $(0.4) million and $(1.0) million, respectively, from the insurance operations. The net investment losses from the insurance operations in 1995 reflect the write-down of the carrying value for two asset-backed securities from the same issuer which experienced an other than temporary decline in fair value. The net investment losses from the insurance operations in 1993 were primarily due to a $2.5 million write-down to fair value of two interest-only securities reflecting lower future expected cash flows of these securities as a result of an accelerated level of mortgage prepayments, partially offset by $1.5 million of net investment gains from the sale of other securities.

     Amortization expense was $16.9 million for the year ended December 31, 1995, and $3.4 million in 1994 and 1993. Amortization expense in 1995, 1994 and 1993 included $1.2 million, $1.3 million and

$1.8 million, respectively, of amortization of intangible assets and $15.7 million, $2.1 million and $1.6 million, respectively, of amortization of excess cost over net assets acquired related to the acquisitions of Western Surety, Universal Surety, United Capitol and Fischer. Amortization expense for 1995 included a $13.2 million write-down of goodwill associated with the 1990 United Capitol acquisition to reflect the estimated net realizable value on the sale of those operations. Excess cost over net assets acquired is amortized substantially over 40 years. Other intangible assets are amortized over periods ranging from three to 20 years.

     Interest expense decreased by 13.2%, or $0.6 million, to $4.1 million for the year ended December 31, 1995, reflecting the effect of reduced debt. The Company's average debt outstanding for the year ended December 31, 1995, was approximately $49.6 million compared to $70.5 million in 1994. The weighted average interest rates were 6.9% and 5.7% for the years ended December 31, 1995 and 1994, respectively. In connection with the early retirement of the Company's bank term loans in 1994, the Company incurred a $1.6 million write-off of unamortized deferred loan fees in the year ended December 31, 1994. Interest expense decreased 24.7%, or $1.6 million, for the year ended December 31, 1994, reflecting the effect of reduced debt. The Company's average debt outstanding for the year ended December 31, 1994, was approximately $70.5 million compared to $96.0 million in 1993. The weighted average interest rate was 5.7% for the year ended December 31, 1993.

INCOME TAXES
     Income taxes were $19.7 million, $9.4 million and $9.2 million for the years ended December 31, 1995, 1994 and 1993, respectively. The effective income tax rates were 49.0%, 39.5% and 36.2%, respectively. The increase in the 1995 effective tax rate over 1994 was primarily due to the $13.2 million write-down of nondeductible goodwill associated with the 1990 United Capitol acquisition. The increase in the 1994 effective tax rate over the prior year was attributable to an increased level of nondeductible goodwill amortization in connection with the acquisitions of Universal Surety and Fischer as well as certain delayed provisions of the Revenue Reconciliation Act of 1993. The Company's income tax expense does not approximate actual taxes paid, primarily due to the utilization of the Company's NOLs. Actual income taxes paid were $0.7 million for the year ended December 31, 1995 and $0.6 million for each of the years ended December 31, 1994 and 1993.

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

     The Company believes total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including anticipated income tax sharing payments of its insurance operations. Management believes the duration of each insurance subsidiary's portfolio is properly matched with the expected duration of its liabilities. At December 31, 1995, the carrying value of the Company's invested assets of the insurance operations was comprised of $235.7 million of fixed maturities, $33.1 million of short-term investments, $16.2 million of equity securities, $3.2 million of other investments and $2.7 million of cash. At December 31, 1994, the carrying value of the Company's invested assets of the insurance operations was comprised of $246.6 million of fixed maturities, $20.6 million of equity securities, $17.5 million of short-term investments, $4.1 million of other investments and $3.8 million of cash. The increase in short-term investments at December 31, 1995 compared to the prior year primarily related to investments held at United Capitol.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses. At December 31, 1995, the carrying value of the Company's invested assets of the non-insurance operations, principally at the parent company level, was comprised of $11.6 million of equity securities, $4.7 million of short-term investments and $0.3 million of cash. At December 31, 1994, the carrying value of the Company's invested assets of the non-insurance operations, principally at the parent company level, was comprised of $7.6 million of equity securities, $4.6 million of short-term investments, $0.8 million of other investments and $0.3 million of cash.

     The Company's consolidated net cash flow provided by operating activities was $30.7 million, $29.3 million and $32.1 million for the years ended December 31, 1995, 1994 and 1993, respectively. Consolidated operating cash flow (pretax income excluding the write-off of deferred loan fees, net investment gains and amortization and impairment of goodwill and intangibles) for the year ended December 31, 1995, was $58.8 million as compared to $27.8 million in 1994 and $26.9 million in 1993.

     On March 29, 1994, the Company formed a direct, wholly owned subsidiary, Capsure Financial Group, Inc. ("CFG"), to which Capsure contributed substantially all its assets and liabilities. Concurrently, CFG entered into a senior reducing revolving credit agreement with a syndicate of banks for the principal amount of $135 million (the "Credit Facility"). At closing, $68 million of funds drawn under the Credit Facility, together with a portion of the Company's cash, were used to repay $84.6 million of previously existing bank term debt. Paydowns of $71 million and borrowings of $28 million for the acquisition of Universal Surety have occurred since then. The remaining availability under the Credit Facility of $110 million may be used to finance future acquisitions and for general corporate purposes.

     Principal and interest payments required under the Credit Facility are funded principally by dividend and intercompany tax sharing payments received from Capsure's insurance subsidiaries.

     Capsure's insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business, including regulations with respect to the payment of dividends. Without prior regulatory approval in 1996, Capsure's insurance subsidiaries may pay stockholder dividends of $23.8 million in the aggregate. In 1995, 1994 and 1993 Capsure received $40.9 million (including $21.6 million of dividends requiring prior approval), $21.0 million (including $5.0 million of dividends requiring prior approval) and $11.8 million, respectively, in dividends from its insurance subsidiaries.

     On May 24, 1995, the Board of Directors of the Company approved a stock repurchase plan. The plan authorizes the Company to repurchase up to 500,000 shares of its common stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of December 31, 1995, no shares have been repurchased under this plan.

     On February 29, 1996, the Company announced that it had signed an agreement to sell United Capitol Holding Company ("UCHC") and its subsidiaries, United Capitol, Managers and Fischer, to a subsidiary of Frontier Insurance Group, Inc. Estimated net proceeds to Capsure will be approximately $75 million, which includes the purchase price for the capital stock of UCHC and the release of United Capitol's excess statutory surplus on or before closing. The agreement is subject to several conditions including approval by insurance regulatory authorities and other governmental authorities. The transaction is expected to close in the second quarter of 1996. Prior to closing, the Company must obtain a waiver from the lenders under the Credit Facility or otherwise amend the agreement to permit the sale of United Capitol. The sale of United Capitol will liberate approximately $75 million of Capsure's capital. Capsure is considering alternative uses of this capital including funding of acquisitions, stock repurchases, payment of stockholder dividends and some combination of the foregoing.

     Intercompany tax sharing agreements between Capsure and its subsidiaries provide that income taxes shall be allocated based upon separate return calculations in accordance with the Internal Revenue Code of 1986, as amended (the "Code"). Intercompany tax payments are remitted at such times as estimated tax payments would be required to be made to the Internal Revenue Service ("IRS"). Capsure received tax sharing payments from its subsidiaries of $12.8 million, $12.3 million and $13.0 million in 1995, 1994 and 1993, respectively.

     The Company continues to pursue acquisitions of financial services businesses with a particular focus on the insurance industry. Although the emphasis has been on acquisitions in financial services and insurance, the Company may consider other alternatives that would further enhance shareholder value.

FINANCIAL CONDITION
     A significant factor affecting the Company's financial condition is the Company's policy with respect to investing insurance-related funds. The Company's policy is to invest a substantial portion of such funds in high-quality, short-duration mortgage pass-through instruments, collateralized mortgage obligations ("CMOs") and other asset-backed securities. CMOs differ from traditional fixed maturities in that they may expose the investor to yield variability and even principal risk due to such factors as high mortgage prepayment rates and defaults and delinquencies in the underlying asset pool. Management believes it has reduced prepayment variability by investing only in short tranches and by owning a substantial amount of planned amortization class ("PAC") tranches which are structured largely to insulate the investor from prepayment risk. A PAC tranche is structured to amortize in a predictable manner and, therefore, the risk of prepayment of the underlying collateral is shifted to other tranches, whose owners are willing to accept such risk. Further, management believes it has minimized credit risk primarily by purchasing only securities rated A or better on the date of acquisition and which are collateralized or guaranteed by U.S. Government agencies or have substantial credit enhancement in the form of financial guarantees, mortgage insurance, letters of credit, over-collateralization, subordinated structures and excess servicing spreads. Management monitors the investment portfolio of the insurance subsidiaries and the current rating of each security owned on a monthly basis. Beginning in 1994, the Investment Committees of the Board of Directors of the Company and its insurance subsidiaries have approved the investment of up to $26 million in the aggregate by the insurance subsidiaries and at the parent company level in publicly traded nonaffiliated REIT equity securities. At December 31, 1995 and 1994, the carrying value of the Company's REIT portfolio was approximately $20.4 million and $24.3 million, respectively.

     The following table sets forth the composition by ratings assigned by The Standard & Poors Corporation ("S&P") or Moody's Investor Services, Inc. ("Moody's") of the fixed income portfolio of the Company as of December 31, 1995 (dollars in thousands):

                                               Amortized
                                                 Cost         Percent
                                               ---------      -------
            Credit Rating
            -------------
            AAA/Aaa .......................    $203,933         87.4%
            AA/Aa .........................       5,732          2.5
            A/A ...........................      23,516         10.1
            BBB/Baa or lower ..............          90           --
            Not rated .....................           5           --
                                               --------       ------
             Total ........................    $233,276        100.0%
                                               ========       =======


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

     The following table presents selected loss and loss adjustment expense information and highlights the impact of revisions to the estimated liability established in prior years (dollars in thousands):


                                                  1995      1994      1993
                                                --------  --------  --------
  Gross balance at January 1 .................  $149,041  $135,825  $128,122

  Balance at date of acquisition .............        --     2,738        --

  Incurred related to:
  Current year ...............................    34,073    46,206    41,398
  Prior years ................................   (34,559)  (14,522)  (14,991)
                                                --------  --------  --------
  Total incurred .............................      (486)   31,684    26,407
                                                --------  --------  --------
  Paid related to:
  Current year ...............................     4,150     3,003     2,266
  Prior years ................................    18,344    18,203    16,438
                                                --------  --------  --------
  Total paid .................................    22,494    21,206    18,704
                                                --------  --------  --------

  Gross balance at December 31 ...............  $126,061  $149,041  $135,825
                                                ========  ========  ========
  Balance net of reinsurance at December 31 ..  $ 87,078  $111,164  $102,688
                                                ========  ========  ========


     As a result of favorable claim settlements and changes in estimates of insured events in prior years, the provision for losses and loss adjustment expenses decreased by $34.6 million ($29.1 million, net of reinsurance) in 1995, $14.5 million ($8.3 million, net of reinsurance) in 1994 and $15.0 million ($11.3 million, net of reinsurance) in 1993. As described within Results of Operations - Insurance Underwriting, United Capitol reduced loss and loss adjustment expenses by $23.2 million in 1995 for net favorable development related to prior years.

     The National Association of Insurance Commissioners ("NAIC") has promulgated Risk-Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC information will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions on the behalf of the company or regulators. As of December 31, 1995, each of Capsure's insurance subsidiaries had a Ratio that was substantially in excess of the minimum RBC requirements.

     Capsure's insurance subsidiaries require capital to support premium writings. In accordance with industry and regulatory guidelines, the net written premiums to surplus ratio of a property and casualty insurer should not exceed 3 to 1 (the terms of the Credit Facility limit this ratio further to 2.75 to 1 for Western Surety and Universal Surety and 2 to 1 for United Capitol). On December 31, 1995, Western Surety's statutory surplus was $33.3 million and its net written premiums to surplus ratio was 2.1 to 1. On December 31, 1995, Universal Surety's statutory surplus was $9.2 million and its net written premiums to surplus ratio was 1.7 to 1. On December 31, 1995, United Capitol's statutory surplus was $68.0 million and its net written premiums to surplus ratio was 0.2 to 1. The Company believes that each insurance company's statutory surplus is sufficient to support its current and anticipated premium levels.

     The IRS has not examined the Company's tax returns for the years in which
the Company reported net operating losses.   Under Section 382 of the Code,
certain restrictions on the utilization of NOLs will apply if there is an ownership change of a corporation entitled to use such carryovers. The Company believes that there is currently no restriction on the ability of the Company to utilize its NOLs. It is possible that future transactions involving the common stock or rights to acquire such stock could cause an ownership change of the Company resulting in restrictions of the Company's ability to utilize the NOLs during all taxable periods after the date of such ownership change. The Company has adopted provisions in its Certificate of Incorporation designed to facilitate the Company's ability to preserve and utilize its NOLs.

ENVIRONMENTAL LIABILITIES
     The Company was engaged in oil and gas production, exploration and development until mid-1993. In connection with the sale of substantially all of the Company's oil and gas properties, the buyers assumed all material environmental liabilities.

     United Capitol, in the ordinary course of business, chooses to underwrite accounts which have hazardous, unique or unusual risk characteristics and applies a strict and specialized underwriting discipline to such risks. Since United Capitol's organization in 1986, its liability policies have included an absolute pollution coverage exclusion (except for policies offering pollution liability coverage to contractors involved in the remediation of preexisting pollution). In addition, except as discussed below, United Capitol's product liability and other primary general liability policies contain exclusions for coverage of claims for bodily injury or property damage caused by exposure to asbestos.

     United Capitol provides coverage to asbestos abatement contractors against third parties who have alleged bodily injury or property damage as a result of exposure to asbestos. Employees of the insured contractor and others required to be in the abatement area are not intended to be covered by United Capitol's policies. Through the date hereof, there have been no valid claims against United Capitol's asbestos abatement liability policies alleging bodily injury arising from exposure to asbestos. Management believes that none of the other insurance products offered by Capsure's insurance subsidiaries creates any potential material environmental exposure.

     Management believes that Capsure is adequately reserved for risks associated with environmental liabilities although there can be no assurance that legal or other developments will not increase the Company's exposure to environmental liabilities.

IMPACT OF ADOPTING STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ("SFAS")
     As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994, and SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 introduces a preferable fair value-based method of accounting for stock-based compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value-based method of accounting. As permitted under SFAS No. 123, the Company intends to continue applying the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and to disclose net income and earnings per share on a pro forma basis, based on the new fair value-based method of accounting.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                   Page
                                                                                   ----
FINANCIAL:
Report of Independent Accountants ................................................. 35
Consolidated Balance Sheets as of December 31, 1995 and 1994 ...................... 36
Consolidated Statements of Income for the Years Ended December 31, 1995,
    1994 and 1993 ................................................................. 37
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
   December 31, 1995, 1994 and 1993 ............................................... 38
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
   1994 and 1993 .................................................................. 39
Notes to Consolidated Financial Statements ........................................ 40

FINANCIAL STATEMENT SCHEDULES:
Schedule I -- Summary of Investments .............................................. 58
Schedule II -- Condensed Financial Information of Registrant ...................... 59
Schedule III -- Supplementary Insurance Information ............................... 63
Schedule IV -- Reinsurance ........................................................ 64
Schedule V -- Valuation and Qualifying Accounts ................................... 65
Schedule VI -- Supplemental Information Concerning Property - Casualty
   Insurance Operations ........................................................... 66



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                                   PART  III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                         EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on May 23, 1996, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information required by Items 10 through 13 will appear in the Proxy Statement and is incorporated herein by reference.

                                   PART  IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                  Page
                                                                                  ----
(a)(1)  Financial:

        Report of Independent Accountants.......................................    35
        Consolidated Balance Sheets as of December 31, 1995 and 1994............    36
        Consolidated Statements of Income for the Years Ended December 31, 1995,
          1994 and 1993.........................................................    37
        Consolidated Statements of Changes in Stockholders' Equity for the
          Years Ended December 31, 1995, 1994 and 1993..........................    38
        Consolidated Statements of Cash Flows for the Years Ended December 31,
          1995, 1994 and 1993...................................................    39
        Notes to Consolidated Financial Statements..............................    40

(a)(2)  Financial Statement Schedules:

        Schedule I -- Summary of Investments....................................   58
        Schedule II -- Condensed Financial Information of Registrant............   59
        Schedule III -- Supplementary Insurance Information.....................   63
        Schedule IV -- Reinsurance..............................................   64
        Schedule V -- Valuation and Qualifying Accounts.........................   65
        Schedule VI -- Supplemental Information Concerning Property - Casualty
          Insurance Operations..................................................   66

(a)(3)  Exhibits................................................................   67

(b)     Reports on Form 8-K

        None.


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Capsure Holdings Corp.

We have audited the accompanying consolidated financial statements and financial statement schedules of Capsure Holdings Corp. and Subsidiaries listed in the index contained in Item 8 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capsure Holdings Corp. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company has changed its methods of accounting for investments in 1994, and income taxes in 1993.






                                                        COOPERS & LYBRAND L.L.P.
Chicago, Illinois
March 1, 1996

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                  December 31,
                                                                               ------------------
                                                                                 1995      1994
                                                                               --------  --------
                                   ASSETS
Invested assets and cash:
   Fixed maturities:
      At fair value (amortized cost: 1995 - $233,276; 1994 - $249,328) ......  $235,718  $235,625
      At amortized cost (fair value: $10,326) ...............................        --    10,968
   Equity securities, at fair value (cost: 1995 - $27,124; 1994 - $29,774) ..    27,753    28,205
   Short-term investments, at cost which approximates fair value ............    37,865    22,079
   Other investments, at fair value .........................................     3,219     4,890
   Cash .....................................................................     3,001     4,131
                                                                               --------  --------
                                                                                307,556   305,898

Deferred policy acquisition costs ...........................................    27,057    25,150
Reinsurance receivable ......................................................    40,097    39,582
Intangible assets, net of amortization ......................................    15,715    18,031
Excess cost over net assets acquired, net of amortization ...................    68,443    84,099
Deferred income taxes, net of valuation allowance ...........................    29,293    54,205
Other assets ................................................................    26,607    26,405
                                                                               --------  --------
      Total assets ..........................................................  $514,768  $553,370
                                                                               ========  ========

                            LIABILITIES
Reserves:
   Unpaid losses and loss adjustment expenses ...............................  $126,061  $149,041
   Unearned premiums ........................................................    76,781    76,630
                                                                               --------  --------
                                                                                202,842   225,671

Reinsurance payable .........................................................       773     3,373
Long-term debt ..............................................................    25,000    71,000
Other liabilities ...........................................................    28,849    28,461
                                                                               --------  --------
      Total liabilities .....................................................   257,464   328,505
                                                                               --------  --------

Commitments and contingencies

                     STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 5,000,000 shares authorized;
   none issued and outstanding ..............................................        --        --
Common stock, par value $.05 per share,
   25,000,000 and 20,000,000 shares authorized in 1995 and 1994;
   15,408,749 shares issued at December 31, 1995;
   15,407,815 shares issued at December 31, 1994 ............................       770       770
Additional paid-in capital ..................................................   179,276   179,250
Retained earnings from August 1, 1986 (date of reorganization) ..............    75,286    54,756
Unrealized gain (loss) on securities, net of deferred income taxes ..........     1,972    (9,830)
Treasury stock, at cost (-0- shares in 1995 and 13,666 shares in 1994) ......        --       (81)
                                                                               --------  --------
      Total stockholders' equity ............................................   257,304   224,865
                                                                               --------  --------
                                                                               $514,768  $553,370
                                                                               ========  ========



   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                Years Ended December 31,
                                                              ----------------------------
                                                                1995      1994      1993
                                                              --------  --------  --------
Revenues:
  Net earned premiums ......................................  $ 98,692  $ 92,481  $ 86,029
  Net investment income ....................................    20,471    19,129    19,815
  Net investment gains (losses) ............................    (1,653)      945     2,071
  Other income .............................................         6       107       530
                                                              --------  --------  --------
                                                               117,516   112,662   108,445
                                                              --------  --------  --------
Expenses:
  Net losses and loss adjustment expenses ..................    (7,451)   23,344    19,957
  Net commissions, brokerage and other underwriting ........    61,312    53,904    50,848
  Interest expense .........................................     4,103     4,726     6,280
  Write-off of unamortized deferred loan fees ..............        --     1,556        --
  Amortization and impairment of goodwill and intangibles ..    16,853     3,365     3,407
  Other ....................................................     2,448     1,988     2,435
                                                              --------  --------  --------
                                                                77,265    88,883    82,927
                                                              --------  --------  --------

Income before income taxes .................................    40,251    23,779    25,518
Income taxes ...............................................    19,721     9,401     9,234
                                                              --------  --------  --------
Net income .................................................  $ 20,530  $ 14,378  $ 16,284
                                                              ========  ========  ========



Weighted average common and common equivalent
 shares outstanding ........................................    15,404    15,160    15,036
                                                              ========  ========  ========

Weighted average common and common equivalent shares
 outstanding - assuming full dilution ......................    15,917    15,455    15,361
                                                              ========  ========  ========

Earnings per common and common equivalent share ............  $   1.33  $    .95  $   1.08
                                                              ========  ========  ========

Earnings per common share - assuming full dilution .........  $   1.29  $    .93  $   1.06
                                                              ========  ========  ========









   The accompanying notes are an integral part of these financial statements.

                   CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 Years Ended December 31,
                                                                              --------------------------------
                                                                                1995       1994         1993
                                                                              --------    -------     -------
Common Stock:
  Balance, January 1 ..............................................            $    770   $    753    $    753
  Common stock issued .............................................                  --         15          --
  Common stock issued through exercise of warrants and options ....                  --          2          --
                                                                               --------   --------    --------
  Balance, December 31 ............................................            $    770   $    770    $    753
                                                                               ========   ========    ========

Additional Paid-In Capital:
  Balance, January 1 ..............................................            $179,250   $165,257    $159,263
  Common stock issued .............................................                  --      3,985          --
  Common stock issued through exercise of warrants and options ....                  26          8          47
  Repurchase of outstanding warrants ..............................                  --         --         (42)
  Change in valuation allowance for deferred tax asset ............                  --     10,000       6,000
  Deferred issuance and offering costs ............................                  --         --         (11)
                                                                               --------   --------    --------
  Balance, December 31 ............................................            $179,276   $179,250    $165,257
                                                                               ========   ========    ========

Retained Earnings:
  Balance, January 1 ..............................................            $ 54,756   $ 40,378    $ 24,094
  Net income ......................................................              20,530     14,378      16,284
                                                                               --------   --------    --------
  Balance, December 31 ............................................            $ 75,286   $ 54,756    $ 40,378
                                                                               ========   ========    ========

Unrealized Gain (Loss) on Securities, Net of Deferred Income Taxes:
  Balance, January 1 ..............................................            $ (9,830)  $  1,318    $     32
  Impact of adopting SFAS No. 115 .................................                  --      3,203          --
  Transfer of held-to-maturity securities .........................                 224         --          --
  Change for the year .............................................              11,578    (14,351)      1,286
                                                                               --------   --------    --------
  Balance, December 31 ............................................            $  1,972   $ (9,830)   $  1,318
                                                                               ========   ========    ========

Treasury Stock:
  Balance, January 1 ..............................................            $    (81)  $    (81)   $   (221)
  Common stock reissued through exercise of warrants and options ..                  81         --         140
                                                                               --------   --------         ---
  Balance, December 31 ............................................            $     --   $    (81)   $    (81)
                                                                               ========   ========    ========



                                                                                          Common Stock
                                                                                  -----------------------------
                                                                                    Issued          In Treasury
                                                                                  ----------        -----------
Shares:
  Balance, January 1, 1993 .........................................              15,055,231            (37,501)
  Common stock reissued from treasury through exercise of warrants
    and options ....................................................                      --             23,835
                                                                                  ----------        -----------
  Balance, December 31, 1993 .......................................              15,055,231            (13,666)
  Common stock issued through exercise of warrants and options .....                  45,481                 --
  Common stock issued in connection with Universal Surety
    Holding Corp. acquisition ......................................                 307,103                 --
                                                                                  ----------        -----------
  Balance, December 31, 1994 .......................................              15,407,815            (13,666)
  Common stock reissued from treasury through exercise of options ..                      --             13,666
  Common stock issued through exercise of options ..................                     934                 --
                                                                                  ----------        -----------
  Balance, December 31, 1995 .......................................              15,408,749                 --
                                                                                  ==========        ===========



   The accompanying notes are an integral part of these financial statements.

                   CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                 Years Ended December 31,
                                                                              -------------------------------
                                                                                1995       1994       1993
                                                                              ---------  ---------  ---------
OPERATING ACTIVITIES:
 Net income ..........................................................       $  20,530   $ 14,378  $  16,284
 Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization ....................................          18,272      4,617      4,476
    Accretion of bond discount, net ..................................          (2,471)    (3,933)    (3,024)
    Net investment (gains) losses ....................................           1,653       (945)    (2,071)
    Gain on sale of oil and gas assets, net ..........................              --        --        (258)
 Changes in:
    Reserve for unpaid losses and loss adjustment expenses ...........         (22,980)    10,477      7,703
    Reserve for unearned premiums ....................................             151     (1,160)     3,128
    Deferred income taxes, net .......................................          18,086      8,820      8,696
    Other assets and liabilities .....................................          (2,502)    (2,970)    (2,821)
                                                                             ---------  ---------  ---------
Net cash provided by operating activities ............................          30,739     29,284     32,113
                                                                             ---------  ---------  ---------

INVESTING ACTIVITIES:
 Securities available-for-sale:
    Purchases - fixed maturities .....................................        (103,943)   (92,342)  (181,486)
    Sales - fixed maturities .........................................          71,889     43,762     17,503
    Maturities - fixed maturities ....................................          59,115     35,020    126,781
    Purchases - equity securities ....................................          (3,165)   (28,350)      (534)
    Sales - equity securities ........................................           6,225      8,091      3,310
 Securities held-to-maturity:
    Maturities - fixed maturities ....................................           4,200         --         --
    Purchases - fixed maturities .....................................          (4,981)    (1,110)        --
 Change in short-term investments ....................................         (15,786)    47,881     24,533
 Acquisitions, net of cash acquired ..................................              --    (26,175)    (1,375)
 Proceeds from sale of other invested assets .........................           1,821      1,733      1,159
 Capital expenditures, net ...........................................          (1,351)    (1,679)    (2,802)
                                                                             ---------  ---------  ---------
Net cash provided by (used in) investing activities ..................          14,024    (13,169)   (12,911)
                                                                             ---------  ---------  ---------
FINANCING ACTIVITIES:
 Proceeds from long-term debt ........................................              --     96,000         --
 Principal payments on long-term debt ................................         (46,000)  (110,214)   (18,000)
 Exercise of warrants and options ....................................             107         10        187
 Repurchase of outstanding warrants ..................................              --         --        (42)
 Debt issuance costs .................................................              --     (1,060)        --
 Stock issuance costs ................................................              --         --        (11)
                                                                             ---------  ---------  ---------
Net cash used in financing activities ................................         (45,893)   (15,264)   (17,866)
                                                                             ---------  ---------  ---------
Increase (decrease) in cash ..........................................          (1,130)       851      1,336
Cash at beginning of year ............................................           4,131      3,280      1,944
                                                                             ---------  ---------  ---------
Cash at end of year ..................................................       $   3,001  $   4,131  $   3,280
                                                                             =========  =========  =========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
    Interest .........................................................       $   3,759  $   4,121  $   5,761
    Income taxes, net of refunds .....................................       $     658  $     642  $     597
Supplemental Disclosure of Non-Cash Investing and Financing Activities
    Common stock issued in connection with acquisitions ..............       $      --  $   4,000  $      --



   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Capsure Holdings Corp. and all significant majority-owned subsidiaries ("Capsure" or the "Company"). Capsure is engaged in the property and casualty insurance business. The Company's principal insurance operating entities are Western Surety Company ("Western Surety"), United Capitol Insurance Company ("United Capitol") and Universal Surety of America ("Universal Surety"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

INVESTMENTS
     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At January 1, 1994, net unrealized gains on investments which were classified as securities available-for-sale were approximately $7.0 million ($4.6 million, net of deferred income taxes). Approximately $4.9 million of the $7.0 million net unrealized gains on available-for-sale securities related to fixed maturities which were carried at amortized cost at December 31, 1993. At January 1, 1994, unrealized gains and losses on the trading securities were not material to the Company's results of operations. Prior to the adoption of SFAS No. 115, all debt securities were carried at amortized cost and all equity securities reported at fair value, with unrealized gains and losses, net of deferred income taxes, reflected in stockholders' equity.

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

     The accounting policies for each investment category are as follows:

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

     Held-to-Maturity Securities -- In 1994, certain debt securities, principally deposited with state insurance regulatory authorities, were considered held-to-maturity and reported at amortized cost.

     Effective December 31, 1995, the Company implemented the one-time reassessment provision contained in the FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," and, accordingly, reclassified all held-to-maturity securities to the available-for-sale category as of December 31, 1995. The amortized cost and fair value of these transferred securities were $11.7 million and $12.0 million, respectively. Net unrealized gains on such securities, net of deferred income taxes, of $0.2 million have been reflected in stockholders' equity.

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

EXCESS COST OVER NET ASSETS ACQUIRED AND INTANGIBLE ASSETS
     The excess cost over the fair value of the net assets acquired is amortized substantially over 40 years. Other intangible assets are amortized over periods ranging from three to 20 years, a substantial portion of which is amortized over three years. Other intangible assets primarily relate to the estimated value of the acquired insurance in force and the producing agency force as of the acquisition date. Excess cost over net assets acquired is reported net of accumulated amortization of $21.1 million (includes $13.2 million write-down in 1995) and $5.4 million at December 31, 1995 and 1994, respectively. Intangible assets are reported net of accumulated amortization of $25.7 million and $23.3 million at December 31, 1995 and 1994, respectively.

     Management assesses the recoverability of goodwill and intangible assets based upon estimates of undiscounted future operating cash flows whenever significant events or changes in circumstances suggest that the carrying amount of an asset may not be recoverable. As described in Note 16, the operations of United Capitol are expected to be sold. Accordingly, the goodwill associated with such operations held for sale has been reduced by $13.2 million to estimated net realizable value.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
     The liability for unpaid losses and loss adjustment expenses is based on estimates of (a) the ultimate settlement value of reported claims, (b) incurred but not reported ("IBNR") claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries. These estimates are determined based on the Company's and industry loss experience as well as consideration of current trends and conditions. The liability for unpaid losses and loss adjustment expenses is an accounting estimate and, similar to other accounting estimates, there is the potential that actual future loss payments will differ from initial estimates. The methods of determining such estimates and the resulting estimated liability are continually reviewed and updated. Changes in the estimated liability are reflected in operating income in the year in which such changes are determined. As described in Note 6, the Company's incurred losses and loss adjustment expenses in 1995 were reduced by $29.1 million, net of reinsurance, as a result of favorable claim settlements and certain changes in estimates relating to insured events of prior years.

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

CONTINGENT REINSURANCE PREMIUMS AND COMMISSIONS
     Contingent reinsurance premiums and commissions are earned in accordance with the applicable reinsurance agreement and are based on the estimated level of profitability relating to such reinsured business. Such estimates are continually reviewed and any adjustments are reflected in current operations. The Company's net earned premiums on the income statement were increased by $2.6 million and $2.5 million in 1995 and 1994, respectively, as a result of contingent reinsurance premium adjustments under its reinsurance agreements. The Company did not recognize any such contingent reinsurance premium adjustment in 1993.

INCOME TAXES
     Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the asset and liability method of accounting for income taxes rather than the deferred method, as specified by Accounting Principles Board ("APB") No. 11. Under the asset and liability method, deferred income taxes are established for the future tax effects of temporary differences between the tax and financial reporting bases of assets and liabilities using currently enacted tax rates. Such temporary differences primarily relate to net operating tax loss carryforwards ("NOLs"), loss reserve discounting, deferred policy acquisition costs and intangible assets. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period of enactment.

     The adoption of SFAS No. 109 permitted the Company to recognize as a deferred tax asset the benefits of certain NOLs that were previously prohibited under APB No. 11. Under the new standard, deferred tax assets are valued based upon the expectation of future realization on a "more likely than not" basis. Upon adoption of SFAS No. 109, the Company restated its 1992 financial statements. As of

January 1, 1992, a deferred tax asset of $60.2 million, net of a valuation allowance of $45.2 million, with a corresponding credit to additional paid-in capital was recorded related to available NOLs for which future realization is expected. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Tax benefits resulting from the future utilization of such NOLs will reduce the net deferred tax asset established in accordance with SFAS No. 109.

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

EARNINGS PER SHARE
     Earnings per common and common equivalent shares outstanding are computed using the treasury stock method. Weighted average shares outstanding assuming full dilution for 1995, 1994 and 1993 were 15.9 million, 15.5 million and 15.4 million, respectively.

PENDING ACCOUNTING STANDARDS
     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 introduces a preferable fair value-based method of accounting for stock-based compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value-based method of accounting. The Company intends to continue applying the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and to disclose net income and earnings per share on a pro forma basis, based on the new fair value-based method of accounting.

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

     The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values. The operating results of USHC are included in the consolidated statements of income and cash flows from the September 22, 1994 acquisition date. The excess of the purchase price over the fair value of net assets acquired is recorded as excess cost over net assets acquired in the consolidated balance sheets.

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

     The following table of unaudited pro forma information has been prepared as if the acquisition of USHC had been consummated on January 1, 1993, at the same purchase price, with adjustments to the consolidated results of operations for the effects of the acquisition in the same manner as subsequent to the acquisition. Such adjustments include: (i) decreased net investment income and realized investment gains at USHC; (ii) decreased operating expenses at USHC; and (iii) increased interest and amortization expense. In management's opinion, the pro forma financial information is not indicative of consolidated results of operations that may have occurred had the acquisition taken place on January 1, 1993, or of future results of operations of USHC under the ownership and operation of Capsure. In the following table, the dollars are in thousands, except per share amounts:

                                             Pro Forma (Unaudited)
                                        for the Years Ended December 31,
                                       ----------------------------------
                                             1994              1993
                                       ----------------  ----------------
       Revenues .....................       $   122,967       $   120,141
       Net income ...................       $    15,086       $    17,339
       Net income per common share ..       $       .98       $      1.13


     On November 10, 1993, the Company acquired all of the outstanding common stock of Fischer Underwriting Group, Incorporated ("Fischer") for an aggregate purchase price of $3.5 million. Fischer is a managing general agency engaged in producing and underwriting specialty directors' and officers' and miscellaneous professional liability insurance. The acquisition of Fischer was not material to the Company's financial condition or results of operations for the year ended December 31, 1993 and, therefore, is not included in the 1993 pro forma financial information above.

3.   INVESTMENTS
     The cost and estimated fair values of investments in debt and equity securities as of December 31, 1995 and 1994 were as follows (dollars in thousands):

                                                     Amortized    Gross       Gross     Estimated
                                                       Cost     Unrealized  Unrealized    Fair
As of December 31, 1995:                              or Cost     Gains       Losses      Value
---------------------------------------------------  ---------  ----------  ----------  ---------
Fixed maturities:
U.S. Treasury securities and obligations of U.S.
 Government corporations and agencies:
   U.S. Treasury notes ............................  $  15,047  $      488  $      (1)  $  15,534
   Collateralized mortgage obligations ............     64,610         430       (349)     64,691
   Mortgage pass-through securities ...............     40,313         788         (3)     41,098
Debt securities of foreign governments ............          5          --          --          5
Obligations of states and political subdivisions ..      5,748          10        (18)      5,740
Corporate bonds ...................................         91          --        (16)         75
Non-agency collateralized mortgage obligations ....     34,574         392        (66)     34,900
Asset-backed securities:
   Second mortgages/home equity loans .............     49,060         947       (102)     49,905
   Automobile loans ...............................      8,229           1         (2)      8,228
   Other underlying assets ........................     15,599          97       (154)     15,542
                                                     ---------  ----------  ----------  ---------
     Total fixed maturities .......................    233,276       3,153       (711)    235,718
Equity securities .................................     24,758       1,303     (1,245)     24,816
                                                     ---------  ----------  ----------  ---------
     Total available-for-sale securities ..........  $ 258,034  $    4,456  $  (1,956)  $ 260,534
                                                     =========  ==========  ==========  =========
Equity trading securities .........................  $   2,366  $      593  $     (22)  $   2,937
                                                     =========  ==========  ==========  =========

As of December 31, 1994:
---------------------------------------------------
Fixed maturities:
U.S. Treasury securities and obligations of U.S.
 Government corporations and agencies:
   U.S. Treasury notes ............................  $   1,990  $       --  $     (10)  $   1,980
   Collateralized mortgage obligations ............    116,408           7     (8,572)    107,843
   Mortgage pass-through securities ...............     44,832          62     (2,168)     42,726
Debt securities of foreign governments ............          5          --          --          5
Obligations of states and political subdivisions ..     16,019           6       (424)     15,601
Corporate bonds ...................................      1,865          25        (88)      1,802
Non-agency collateralized mortgage obligations ....      6,159          --       (159)      6,000
Asset-backed securities:
   Second mortgages/home equity loans .............     37,927          38       (969)     36,996
   Credit card receivables ........................      4,000          44          --      4,044
   Automobile loans ...............................      8,020          25     (1,058)      6,987
   Other underlying assets ........................     12,103          --       (462)     11,641
                                                     ---------  ----------  ----------  ---------
     Total fixed maturities .......................    249,328         207    (13,910)    235,625
Equity securities .................................     27,476         208     (1,403)     26,281
                                                     ---------  ----------  ----------  ---------
     Total available-for-sale securities ..........  $ 276,804  $      415  $ (15,313)  $ 261,906
                                                     =========  ==========  ==========  =========
Held-To-Maturity Securities:
Fixed maturities - U.S. Treasury securities .......  $  10,968   $      19  $    (661)  $  10,326
                                                     =========  ==========  ==========  =========
Equity trading securities .........................  $   2,298   $      59  $    (433)  $   1,924
                                                     =========  ==========  ==========  =========


     As of December 31, 1995, 100% of the Company's debt securities were considered investment grade by The Standard & Poors Corporation or Moody's Investor Services, Inc., and 90% were rated at least AA by those agencies. In addition, the Company's investments in debt securities did not contain any significant geographic or industry concentration of credit risk.

     The U.S. Treasury notes and mortgage pass-through securities are backed by the full faith and credit of the U.S. Government. The U.S. Government collateralized mortgage obligations consist of securities collateralized by first mortgages issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, or guaranteed by the Government National Mortgage Association.

     The Company has reduced the prepayment variability commonly associated with collateralized mortgage obligations by generally investing in planned amortization class tranches which are structured largely to insulate the investor from prepayment risk.

     The Company's insurance subsidiaries, as required by state law, deposit certain securities with state insurance regulatory authorities. At December 31, 1995, fixed maturities on deposit had an aggregate carrying value of $13.6 million.

     During 1994, the Company shifted a portion of its available-for-sale portfolio to equity securities, principally higher yielding nonaffiliated real estate investment trusts ("REITs"). At December 31, 1995, the carrying value of the Company's REIT portfolio was $20.4 million.

     Short-term investments are generally comprised of U.S. Treasury notes, maturing corporate notes, money market and mutual funds, and investment grade commercial paper equivalents.

     The amortized cost and estimated fair value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

                                                                      Estimated
                                                           Amortized    Fair
                                                             Cost       Value
                                                           ---------  ---------
 Available-For-Sale Securities
 --------------------------------------------------------
    Due within one year .................................   $  3,981   $  4,026
    Due after one year but within five years ............      6,225      6,482
    Due after five years but within ten years ...........      7,444      7,602
    Due after ten years .................................      3,241      3,244
                                                           ---------  ---------
                                                              20,891     21,354
    Mortgage pass-through securities, collateralized
      mortgage obligations and asset-backed securities ..    212,385    214,364
                                                           ---------  ---------
                                                            $233,276   $235,718
                                                           =========  =========

     Major categories of net investment income and net investment gains (losses) were as follows (dollars in thousands):

                                                  1995     1994     1993
                                                --------  -------  -------
      Investment income:
         Fixed maturities ....................   $16,964  $16,405  $16,282
         Equity securities ...................     1,924      915      143
         Short-term investments ..............     1,814    1,722    2,820
         Other ...............................       260      532      990
                                                --------  -------  -------
         Total investment income .............    20,962   19,574   20,235
      Investment expenses ....................       491      445      420
                                                --------  -------  -------
      Net investment income ..................   $20,471  $19,129  $19,815
                                                ========  =======  =======

      Gross investment gains:
         Fixed maturities ....................  $    722  $    88   $1,821
         Equity securities ...................     2,505    3,762    3,430
      Gross investment losses:
         Fixed maturities ....................    (3,757)    (625)  (2,911)
         Equity securities ...................    (2,068)  (1,802)    (269)
      Net unrealized gains (losses) on trading
         securities ..........................       945     (374)      --
      Other ..................................        --     (104)      --
                                                --------  -------  -------
      Net investment gains (losses) ..........  $(1,653)  $   945   $2,071
                                                ========  =======  =======


     Net unrealized gain (loss) on securities included in stockholders' equity was as follows (dollars in thousands):

                                                       1995                      1994
                                             -------------------------  ---------------------------
                                             Gains    Losses     Net    Gains   Losses       Net
                                             ------  --------  -------  -----  ---------  ---------
Fixed maturities ..........................  $3,153  $  (711)   $2,442   $207  $(13,910)  $ (13,703)
Equity securities .........................   1,303   (1,245)       58    208    (1,403)     (1,195)
Other .....................................     534       --       534     --      (225)       (225)
                                             ------  --------  -------  -----  ---------  ---------
                                             $4,990  $(1,956)    3,034   $415  $(15,538)    (15,123)
                                             ======  ========           =====  =========
Deferred income taxes .....................                    (1,062)                        5,293
                                                               -------                    ---------
Net unrealized gain (loss) on securities ..                     $1,972                    $  (9,830)
                                                               =======                    =========


     The net investment losses from the insurance operations in 1995 reflected the write-down of the carrying value for two asset-backed securities from the same issuer which experienced an other than temporary decline in fair value. At December 31, 1994, the carrying value of debt securities on non-accrual status was $1.9 million, related to two interest-only U.S. Government collateralized mortgage obligations. The gross realized investment losses on fixed maturities in 1993 were primarily due to a $2.5 million write-down to fair value on these two interest-only securities, reflecting lower future expected cash flows of these securities as a result of an accelerated level of mortgage prepayments.

     A majority of the realized investment gains and losses on equity securities resulted from sales of securities held at the parent company level. For 1995, investment activity for the equity trading portfolio held at the parent company level included gross realized investment gains of $1.9 million and gross realized investment losses of $1.8 million. For 1994, investment activity for the equity trading portfolio held at the parent company level included gross realized investment gains of $1.5 million and gross realized investment losses of $1.0 million.

4.   DEFERRED POLICY ACQUISITION COSTS
     Policy acquisition costs deferred and the related amortization charged to income were as follows (dollars in thousands):

                                             1995      1994      1993
                                           --------  --------  --------
        Balance at January 1 ............  $ 25,150  $ 18,421  $  9,428
        Balance at date of acquisition ..        --     4,369        --
        Costs deferred during year ......    37,666    31,750    30,157
        Amortization during year ........   (35,759)  (29,390)  (21,164)
                                           --------  --------  --------
        Balance at December 31 ..........  $ 27,057  $ 25,150  $ 18,421
                                           ========  ========  ========

5.   REINSURANCE

     The Company's insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies to limit their exposure to loss. Reinsurance contracts do not relieve the Company of its primary obligations to
claimants.   A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. The Company evaluates the financial condition of its reinsurers, establishes allowances for uncollectible amounts and monitors concentrations of credit risk. At December 31, 1995, Capsure's largest reinsurance receivable, including prepaid reinsurance premiums of $1.2 million and estimated ceded IBNR of $11.8 million, was approximately $19.8 million with Generali - U.S. Branch. Generali - U.S. Branch is rated A (Excellent), XV by A.M. Best Company, Inc. No other receivable from a single reinsurer exceeded 10% of total reinsurance receivables.

     The effect of reinsurance on premiums written and earned was as follows (dollars in thousands):


                          1995                1994                1993
                   ------------------  ------------------  ------------------
                   Written    Earned   Written    Earned   Written    Earned
                   --------  --------  --------  --------  --------  --------
  Direct ........  $111,305  $113,538  $102,062  $103,871  $100,355  $ 97,543
  Assumed .......        93       247       294       143       420       455
  Ceded .........   (13,670)  (15,093)  (11,778)  (11,533)  (12,469)  (11,969)
                   --------  --------  --------  --------  --------  --------
  Net premiums ..  $ 97,728  $ 98,692  $ 90,578  $ 92,481  $ 88,306  $ 86,029
                   ========  ========  ========  ========  ========  ========


     The effect of reinsurance on losses and loss adjustment expenses incurred was as follows (dollars in thousands):

                                                    1995     1994     1993
                                                  --------  -------  -------
    Gross losses and loss adjustment expenses ..  $   (486) $31,684  $26,407
    Reinsurance recoveries .....................    (6,965)  (8,340)  (6,450)
                                                  --------  -------  -------
    Net losses and loss adjustment expenses ....  $ (7,451) $23,344  $19,957
                                                  ========  =======  =======

6.   LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the liability for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):





                                                    1995               1994                1993
                                              -----------------  ------------------  ---------------
Gross balance at January 1 .................          $ 149,041           $ 135,825        $ 128,122

Balance at date of acquisition .............                 --               2,738               --

Incurred related to:
Current year ...............................             34,073              46,206           41,398
Prior years ................................            (34,559)            (14,522)         (14,991)
                                              -----------------  ------------------  ---------------
Total incurred .............................               (486)             31,684           26,407
                                              -----------------  ------------------  ---------------

Paid related to:
Current year ...............................              4,150               3,003            2,266
Prior years ................................             18,344              18,203           16,438
                                              -----------------  ------------------  ---------------
Total paid .................................             22,494              21,206           18,704
                                              -----------------  ------------------  ---------------

Gross balance at December 31 ...............          $ 126,061           $ 149,041        $ 135,825
                                              =================  ==================  ===============
Balance net of reinsurance at December 31 ..          $  87,078           $ 111,164        $ 102,688
                                              =================  ==================  ===============


     As a result of favorable claim settlements and changes in estimates of insured events in prior years, the provision for losses and loss adjustment expenses decreased by $34.6 million ($29.1 million, net of reinsurance) in 1995, $14.5 million ($8.3 million, net of reinsurance) in 1994 and $15.0 million ($11.3 million, net of reinsurance) in 1993.

     United Capitol's claims development through December 31, 1995, has been favorable relative to expectations based on industry experience. Due to the limited prior operating experience of United Capitol and the long-tail nature of its business, management previously relied principally upon industry development patterns and expected loss ratios in estimating IBNR. Given the availability of nine full years of experience and the growing evidence of favorable loss trends relative to industry indications, management concluded in the fourth quarter of 1995 that it was appropriate to place greater reliance on United Capitol's own development patterns and emerging loss ratios in estimating IBNR. United Capitol reduced loss and loss adjustment expenses by $23.2 million in 1995 for net favorable development related to prior years, substantially all of which pertains to this change in estimate. This loss reserve reduction increased Capsure's consolidated income before taxes by $23.2 million, and net income by $15.1 million, or $0.98 per share.

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     The following table summarizes disclosure of fair value information of financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values may be based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Accordingly, the estimates presented herein are subjective in nature and are not necessarily indicative of the amounts that Capsure could realize in a current market exchange. This information excludes certain financial instruments and all nonfinancial instruments such as insurance contracts from fair value disclosure. Thus, the following fair value amounts cannot be aggregated to determine the underlying economic value of Capsure.

     The carrying amounts and estimated fair values of financial instruments were as follows (dollars in thousands):

                                     1995                        1994
                           --------------------------  --------------------------
                           Carrying        Estimated   Carrying        Estimated
                            Amount         Fair Value   Amount         Fair Value
                           --------        ----------  --------        ----------
Debt securities .........  $235,718          $235,718  $246,593          $245,951
Equity securities .......    27,753            27,753    28,205            28,205
Short-term investments ..    37,865            37,865    22,079            22,079
Other investments .......     3,219             3,219     4,890             4,890
Cash ....................     3,001             3,001     4,131             4,131
Long-term debt ..........    25,000            25,000    71,000            71,000


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

     Cash, Short-Term Investments and Other Investments -- The carrying amount for these instruments approximates their estimated fair values.

     Long-Term Debt -- The estimated fair value of Capsure's long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturity.

8.   LONG-TERM DEBT
     On March 29, 1994, the Company formed a direct, wholly owned subsidiary, CFG, to which Capsure contributed substantially all its assets and liabilities. Concurrently, CFG entered into a senior reducing revolving credit agreement with a syndicate of banks for the principal amount of $135 million (the "Credit Facility"). The common stock of substantially all of Capsure's subsidiaries and substantially all assets of Capsure's non-insurance operations have been pledged under the Credit Facility. As of December 31, 1995 and 1994, $25 million and $71 million, respectively, were outstanding under the Credit Facility. The remaining availability under the Credit Facility may be used to finance future acquisitions and for general corporate purposes.

     The interest rate on borrowings under the Credit Facility may be fixed, at the Company's option, for a period of one to six months and is based on a margin over either the London Interbank Offered Rate ("LIBOR") or the greatest of the agent bank's prime rate, certificate of deposit rate plus 1.0% and the Federal Funds Effective Rate plus 0.5%. The margin varies based on a leverage ratio and ranges from 0.75% to 1.75% on LIBOR borrowings and 0.0% to 0.75% on non-LIBOR borrowings. The Credit Facility provides for a commitment fee on the unused availability which also varies based on leverage. At December 31, 1995, the weighted average interest rate on outstanding borrowings was 6.57% and the applicable commitment fee was 0.25%.

     The Credit Facility limits the Company with respect to the incurrence of additional indebtedness and the payment of dividends, imposes certain restrictions on investments and requires the maintenance of certain financial ratios and levels of Risk-Based Capital ("RBC"). As of December 31, 1995, the Company was in compliance with all material restrictions or covenants contained in the Credit Facility agreement. The use of the Credit Facility for acquisition purposes is subject to certain conditions with respect to the business and historical financial results of the target company, the maintenance of certain financial ratios on a prospective and pro forma basis, and the structure of the acquisition transaction.

     Total borrowings available under the Credit Facility reduce semi-annually commencing March 31, 1996 by the following amounts (dollars in thousands):


                          March 31, 1996      $ 12,500
                          September 30, 1996    12,500
                          March 31, 1997        12,500
                          September 30, 1997    12,500
                          March 31, 1998        15,000
                          September 30, 1998    15,000
                          March 31, 1999        17,500
                          September 30, 1999    17,500
                          March 31, 2000        20,000
                                              --------
                                              $135,000
                                              ========


     Principal and interest payments required under the Credit Facility are funded principally by dividend and intercompany tax sharing payments received from Capsure's insurance subsidiaries.

9.   STATUTORY FINANCIAL DATA
     Capsure's insurance subsidiaries file annual financial statements prepared in accordance with statutory accounting practices prescribed or permitted by applicable insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as guidance provided in a variety of publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. Such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The permitted statutory accounting practices of Capsure's insurance subsidiaries did not have a material effect on reported statutory surplus. The principal differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principles are that statutory financial statements do not reflect deferred policy acquisition costs and deferred income taxes and debt securities are generally carried at amortized cost in statutory financial statements.

     The NAIC has promulgated RBC requirements for property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC information will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions by the company or regulators. As of

December 31, 1995, each of Capsure's insurance subsidiaries had a Ratio that was substantially in excess of the minimum RBC requirements.

     Capsure's insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payment of dividends. Generally, statutory surplus of each insurance subsidiary in excess of a statutorily prescribed minimum is available for payment of dividends to the parent company. However, such distributions as dividends may be subject to prior regulatory approval, including a review of the implication on RBC. Without prior regulatory approval in 1996, Capsure's insurance subsidiaries may pay stockholder dividends of $23.8 million in the aggregate. In 1995, 1994 and 1993, Capsure received $40.9 million (including $21.6 million of dividends requiring prior approval), $21.0 million (including $5.0 million of dividends requiring prior approval), and $11.8 million, respectively, in dividends from its insurance subsidiaries.

     Combined statutory surplus and net income for insurance operations, including preacquisition results, as reported to regulatory authorities were as follows (dollars in thousands):

                                      1995                            1994                                1993
                                    --------                        --------                            --------
Statutory surplus                   $113,894                        $109,750                            $104,343
Statutory net income                $ 41,717                        $ 23,796                            $ 19,308


10.  INCOME TAXES
      The components of deferred income taxes were as follows (dollars in thousands):


                                                                              1995       1994
                                                                            --------   -------
Deferred tax assets:
  Net operating losses ..................................................    $62,000   $79,100
  Loss and loss adjustment expense reserves .............................      5,534     7,913
  Unearned premium reserves .............................................      4,791     5,302
  Accrued expenses ......................................................      3,768     3,755
  Unrealized loss on securities .........................................         --     5,293
  Other .................................................................        839     1,537
                                                                            --------   -------
     Total gross deferred tax assets ....................................     76,932   102,900
  Valuation allowance ...................................................     30,800    30,800
                                                                            --------   -------
Deferred tax asset, net of valuation allowance ..........................     46,132    72,100
                                                                            --------   -------

Deferred tax liabilities:
  Intangible assets .....................................................      5,477     6,278
  Deferred policy acquisition costs .....................................      9,470     8,803
  Unrealized gain on securities .........................................      1,062        --
  Other .................................................................        830     2,814
                                                                            --------   -------
     Total deferred tax liabilities .....................................     16,839    17,895
                                                                            --------   -------

Net deferred tax asset ..................................................    $29,293   $54,205
                                                                            ========   =======


     Capsure and its subsidiaries file a consolidated federal income tax return. As of December 31, 1995, based upon the Company's consolidated federal income tax returns, approximately $177 million of consolidated NOLs were available to offset future taxable income of the Company and its subsidiaries. The majority of such carryforwards expire in 1997, 1998 and 1999. Although realization is not assured, management believes that it is more likely than not that Capsure will generate sufficient taxable income to utilize at least $31.2 million of tax benefits from its available NOLs at December 31, 1995. Such estimate is based upon the earnings history of each of its insurance subsidiaries and projections of future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The income tax provisions consisted of the following (dollars in thousands):


                                                    1995                            1994                       1993
                                                   -------                         -------                    ------
Federal deferred . . . . . . . . . . . . .         $18,086                          $8,820                    $8,696
Federal current  . . . . . . . . . . . . .           1,500                             305                       338
State  . . . . . . . . . . . . . . . . . .             135                             276                       200
                                                   -------                          ------                    ------
Total income tax expense . . . . . . . . .         $19,721                          $9,401                    $9,234
                                                   =======                          ======                    ======


     Reconciliations from the federal statutory tax rate to the effective tax rate are as follows:


                                                                               1995    1994    1993
                                                                            -------  ------  ------
Federal statutory rate ...................................................     35.0%   35.0%   35.0%
Excess of cost over net assets acquired and other
   purchase accounting adjustments .......................................     13.7     3.0     2.2
State income and environmental tax, net of federal
   income tax benefit ....................................................       .1      .8      .6
Tax exempt interest ......................................................      (.3)    (.3)    (.2)
Other ....................................................................       .5     1.0    (1.4)
                                                                            -------  ------  ------
   Effective tax rate ....................................................     49.0%   39.5%   36.2%
                                                                            =======  ======  ======


     Intercompany tax sharing agreements between Capsure and its subsidiaries provide that income taxes shall be allocated based upon separate return calculations in accordance with the Internal Revenue Code of 1986, as amended (the "Code"). Intercompany tax payments are remitted at such times as estimated tax payments would be required to be made to the Internal Revenue Service ("IRS"). Capsure received tax sharing payments from its subsidiaries of $12.8 million, $12.3 million and $13.0 million in 1995, 1994 and 1993, respectively.

     The IRS has not examined the Company's tax returns for the years in which the Company reported net operating losses. Under Section 382 of the Code, certain restrictions on the utilization of NOLs will apply if there is an ownership change of a corporation entitled to use such carryovers. The Company believes that there is currently no restriction on the ability of the Company to utilize its NOLs. It is possible that future transactions involving the Company's common stock or rights to acquire such stock could cause an ownership change of the Company resulting in restrictions of the Company's ability to utilize the NOLs during all taxable periods after the date of such ownership change. The Company has adopted provisions in its Certificate of Incorporation designed to facilitate the Company's ability to preserve and utilize its NOLs.

11.  COMMITMENTS AND CONTINGENCIES
     At December 31, 1995, the future minimum commitment under operating leases was as follows: 1996 - $2.2 million; 1997 - $2.0 million; 1998 - $1.8 million; 1999 - $1.8 million; 2000 - $1.4 million and 2001 and after - $1.4 million. Total rental expense for 1995, 1994 and 1993 was $2.3 million, $2.3 million and $2.2 million, respectively.

     The Company was engaged in oil and gas production, exploration and development until mid-1993. In connection with the sale of substantially all of the Company's oil and gas properties, the buyers assumed all material environmental liabilities.

     United Capitol, in the ordinary course of business, chooses to underwrite accounts which have hazardous, unique or unusual risk characteristics and applies a strict and specialized underwriting discipline to such risks. Since United Capitol's organization in 1986, its liability policies have included an absolute pollution coverage exclusion (except for policies offering pollution liability coverage to contractors involved in the remediation of preexisting pollution). In addition, except as discussed below, United Capitol's product liability and other general liability policies contain exclusions for coverage of claims for bodily injury or property damage caused by exposure to asbestos.

     United Capitol provides coverage to asbestos abatement contractors against third parties who have alleged bodily injury or property damage as a result of exposure to asbestos. Employees of the insured contractor and others required to be in the abatement area are not intended to be covered by United Capitol's policies. Through the date hereof, there have been no valid claims against United Capitol's asbestos abatement liability policies alleging bodily injury arising from exposure to asbestos. Management believes that none of the other insurance products offered by Capsure's insurance subsidiaries creates any potential material environmental exposure.

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

12.  EMPLOYEE BENEFITS
     The Company sponsors a tax-deferred savings plan (401(k)) covering substantially all of its employees. The Company matches 50% of the participating employee's contribution up to 6% of eligible compensation (3% maximum matching). Western Surety employees may also receive a discretionary profit sharing payment up to 3% of eligible compensation. Company contributions, including profit sharing payments, for the years ended December 31, 1995, 1994 and 1993, were $0.7 million, $0.7 million and $0.5 million, respectively.

     The Company sponsors a noncontributory defined contribution retirement plan covering all eligible employees other than Western Surety personnel. The Company contributes 4.35% of eligible compensation (8.7% on amounts exceeding the social security wage base). Company contributions for the years ended December 31, 1995, 1994 and 1993, were $0.3 million, $0.1 million and $0.1 million, respectively.

     Western Surety sponsors two postretirement benefit plans covering substantially all of its employees. One plan provides medical benefits, and the other plan provides sick leave termination payments. The postretirement health care plan is contributory; the sick leave plan is noncontributory. The actuarially determined net periodic postretirement benefit costs for these plans were $0.3 million, $0.5 million and $0.5 million for the years ended December 31, 1995, 1994 and 1993, respectively. The unfunded accumulated postretirement benefit obligation (for retirees and fully vested active plan participants) was $4.1 million and $4.0 million as of December 31, 1995 and 1994, respectively.

13.  STOCKHOLDERS' EQUITY
     At the Annual Meeting of Stockholders on May 24, 1995, stockholders approved an amendment to the Company's Certificate of Incorporation to increase the maximum number of shares of Common Stock the Company is authorized to issue from 20,000,000 shares to 25,000,000 shares.

     On May 24, 1995, the Board of Directors of the Company approved a stock repurchase plan. The plan authorizes the Company to repurchase up to 500,000 shares of its common stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of December 31, 1995, no shares have been repurchased under this plan.

     The Company has reserved shares of its Common Stock for issuance to directors, officers, employees and consultants of the Company through incentive stock options, nonqualified stock options and stock appreciation rights to be granted under the Company's 1990 Stock Option Plan (the "Plan"). On March 2, 1994, the Board of Directors of the Company approved an amendment to the Plan to increase by 500,000 the aggregate number of shares available for which options may be granted under the Plan to 1,500,000 shares. This amendment was approved by the stockholders at the Annual Meeting held on May 19, 1994. The Plan is administered by the Compensation Committee (the "Committee"), consisting of a majority of independent members of the Board of Directors. The option prices are determined by the Committee, but may not be less than the fair market value of the Common Stock of the Company at the date of grant for incentive stock options, and may not be less than the par value of the Common Stock of the Company for non-qualified stock options.

     The Plan provides for the granting of incentive stock options as defined under the Code. Under the Plan, all nonqualified stock options and incentive stock options expire ten years after the date of grant. Since January 1, 1993, all stock options were granted at an option price equal to fair market value at the date of grant.
     Stock option activity for the three years ended December 31, 1995 was as follows:


                                        Shares Subject   Average Option
                                        to Option        Price Per Share
                                        --------------  ----------------
       Balance at January 1, 1993 ....         711,000    $6.75 to $9.75
        Options granted ..............         222,500  $12.25 to $14.88
        Options canceled .............          (6,750) $12.25 to $13.50
        Options exercised ............         (20,975)   $6.75 to $9.75
                                             ---------
       Balance at December 31, 1993 ..         905,775   $6.75 to $14.88
        Options granted ..............         295,250  $12.88 to $14.75
        Options canceled .............          (1,876)           $12.25
        Options exercised ............          (1,037)  $6.75 to $12.25
                                             ---------
       Balance at December 31, 1994 ..       1,198,112   $6.75 to $14.88
        Options granted ..............         190,000  $13.13 to $14.00
        Options canceled .............          (9,063) $12.25 to $13.50
        Options exercised ............         (14,600) $12.63 to $14.25
                                             ---------
       Balance at December 31, 1995 ..       1,364,449   $6.75 to $14.88
                                             =========


     As of December 31, 1995, 994,611 shares were exercisable under the Plan. The number of shares available for granting of options under the Plan were 96,189 and 277,126 at December 31, 1995 and 1994, respectively.

14.  RELATED PARTY TRANSACTIONS
     Equity Group Investments, Inc. ("EGI"), a company affiliated with certain directors, officers and stockholders of the Company; other affiliated entities; and individuals affiliated with certain directors and officers of the Company perform or provide services to the Company and its subsidiaries. These services relate to acquisition consulting, financial planning, legal and tax advice, and investor relations, as well as leasing office space and providing certain computer equipment, operations and maintenance services to the Company. Related party agreements are generally for a term of one year and are approved by the independent members of the Board of Directors. The Company's corporate office space is leased pursuant to a facilities sharing agreement with EGI.

     The Company paid rent, administrative services, and office facility services to EGI or its affiliates of $0.1 million in 1995, 1994 and 1993. The Company paid $0.2 million in 1995, 1994 and 1993 for financial planning, tax, accounting, investor relations and computer support and maintenance to EGI or its affiliates. The Company paid approximately $0.1 million, $0.2 million and $0.1 million in fees for legal services to a law firm affiliated with EGI in 1995, 1994 and 1993, respectively. The Company received reimbursement from affiliates of EGI for financial management services provided by employees of the Company amounting to $0.1 million in 1995, 1994 and 1993.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is a summary of the unaudited results of operations for the past two years. The Company acquired Universal Surety in September 1994 and the consolidated results of operations shown below include the operating results of Universal Surety from the date of acquisition, which affects the comparability of the financial information (dollars in thousands, except per share data):


                                        First   Second    Third   Fourth
                                       Quarter  Quarter  Quarter  Quarter
                                       -------  -------  -------  -------
      1995
      ----
       Revenues .....................  $29,539  $29,486  $29,432  $29,059
                                       =======  =======  =======  =======
       Income before income taxes ...  $ 6,968  $ 7,287  $ 7,235  $18,761
       Income taxes .................    2,731    2,851    2,816   11,323
                                       -------  -------  -------  -------
       Net income ...................  $ 4,237  $ 4,436  $ 4,419  $ 7,438
                                       =======  =======  =======  =======
       Earnings per common and common
        equivalent share ............  $   .28  $   .28  $   .29  $   .48
                                       =======  =======  =======  =======

      1994
      ----
       Revenues .....................  $27,167  $27,809  $27,176  $30,510
                                       =======  =======  =======  =======
       Income before income taxes ...  $ 4,607  $ 6,872  $ 5,903  $ 6,397
       Income taxes .................    1,778    2,774    2,191    2,658
                                       -------  -------  -------  -------
       Net income ...................  $ 2,829  $ 4,098  $ 3,712  $ 3,739
                                       =======  =======  =======  =======
       Earnings per common and common
        equivalent share ............  $   .19  $   .27  $   .25  $   .24
                                       =======  =======  =======  =======


16.  SUBSEQUENT EVENTS
     On February 29, 1996, the Company announced that it had signed an agreement to sell United Capitol Holding Company ("UCHC") and its subsidiaries, United Capitol, United Capitol Managers, Inc. and Fischer, to a subsidiary of Frontier Insurance Group, Inc. Estimated net proceeds to Capsure will be approximately $75 million, which includes the purchase price for the capital stock of UCHC and the release of United Capitol's excess statutory surplus on or before closing. The agreement is subject to several conditions including approval by insurance regulatory authorities and other governmental authorities. The transaction is expected to close in the second quarter of 1996.

     Summarized financial information for United Capitol follows (dollars in thousands):


                                            1995      1994       1993
                                          --------  ---------  ---------
       Net earned premiums .............   $13,709    $19,226    $18,088
       Net losses and loss adjustment ..   (15,030)    11,752      8,590
       Underwriting expenses ...........     3,142      4,321      3,915
                                          --------  ---------  ---------
       Underwriting income .............   $25,597     $3,153     $5,583
                                          ========  =========  =========
       Income before income taxes ......   $19,872    $11,693    $15,349
                                          ========  =========  =========
       Net income ......................    $8,657     $7,311     $9,912
                                          ========  =========  =========

       Invested assets and cash ........  $129,878   $138,263   $148,510
       Intangible and other assets .....    51,831     72,763     70,535
                                          --------  ---------  ---------
       Total assets ....................   181,709    211,026    219,045
       Insurance reserves ..............   (96,209)  (121,621)  (117,048)
       Other liabilities ...............   (10,455)    (9,355)   (13,120)
                                          --------  ---------  ---------
       Net assets ......................   $75,045    $80,050    $88,877
                                          ========  =========  =========


     The goodwill associated with the 1990 acquisition of United Capitol has been reduced to estimated net realizable value as of December 31, 1995, resulting in a $13.2 million impairment of goodwill in 1995. Prior to closing, the Company must obtain a waiver from the lenders under the Credit Facility or otherwise amend the agreement to permit the sale of United Capitol.

                                                                      SCHEDULE I




                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1995
                             (AMOUNTS IN THOUSANDS)






                                                                            Fair   Carrying
                                                                 Cost      Value     Value
                                                               --------  --------  --------
FIXED MATURITIES:
 Bonds:
   U.S. Government and government agencies and authorities ..  $119,970  $121,323  $121,323
   States, municipalities and political subdivisions ........     5,748     5,740     5,740
   Foreign governments ......................................         5         5         5
   All other corporate bonds ................................   107,553   108,650   108,650
                                                               --------  --------  --------
      Total fixed maturities ................................   233,276   235,718   235,718
                                                               --------  --------  --------

EQUITY SECURITIES:
 Common stocks ..............................................    26,378    26,978    26,978
 Non-redeemable preferred stocks ............................       746       775       775
                                                               --------  --------  --------
      Total equity securities ...............................    27,124    27,753    27,753
                                                               --------  --------  --------

 Short-term investments .....................................    37,865              37,865
 Other investments ..........................................     2,686               3,219
                                                               --------            --------
      Total investments .....................................  $300,951            $304,555
                                                               ========            ========

                                                                     SCHEDULE II



                            CAPSURE HOLDINGS CORP.
        CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                                BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)



                                                                          December 31,
                                                                       ------------------
                                                                         1995      1994
                                                                       --------  --------

                            ASSETS
Investment in and advances to Capsure Financial Group, Inc. .........  $221,552  $170,772
Deferred income taxes, net of valuation allowance ...................    37,275    55,616
                                                                       --------  --------
                                                                       $258,827  $226,388
                                                                       ========  ========


                         LIABILITIES
Other liabilities ...................................................  $  1,523  $  1,523
                                                                       --------  --------


                  STOCKHOLDERS' EQUITY
Common stock ........................................................       770       770
Additional paid-in capital ..........................................   179,276   179,250
Retained earnings from August 1, 1986 (date of reorganization) ......    75,286    54,756
Unrealized gain (loss) on securities, net of deferred income taxes ..     1,972    (9,830)
Treasury stock, at cost .............................................        --       (81)
                                                                       --------  --------
Total stockholders' equity ..........................................   257,304   224,865
                                                                       --------  --------
                                                                       $258,827  $226,388
                                                                       ========  ========

















See Notes to Condensed Financial Information and Notes to Consolidated Financial Statements

                                                                     SCHEDULE II


                            CAPSURE HOLDINGS CORP.
 CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                             STATEMENTS OF INCOME
                            (AMOUNTS IN THOUSANDS)




                                                                Years Ended December 31,
                                                              ----------------------------
                                                                1995      1994      1993
                                                              --------  --------  --------
Revenues:
  Net investment income ....................................  $     --   $    17  $  1,897
  Net investment gains .....................................        --       444     3,103
  Other income .............................................        --        --        10
                                                              --------  --------  --------
                                                                    --       461     5,010
Expenses:
  Corporate expense ........................................        --       355     2,251
                                                              --------  --------  --------

Income from operations before income taxes
  and equity in net income of subsidiaries .................        --       106     2,759

Income taxes ...............................................        --        37       690
                                                              --------  --------  --------
Income before equity in net income
  of subsidiaries ..........................................        --        69     2,069

Cash dividends from subsidiaries ...........................        --        --     1,500
Equity in net income of subsidiaries, less cash dividends ..    20,530    14,309    12,715
                                                              --------  --------  --------
Net income .................................................  $ 20,530  $ 14,378  $ 16,284
                                                              ========  ========  ========


















See Notes to Condensed Financial Information and Notes to Consolidated Financial Statements

                                                                     SCHEDULE II

                            CAPSURE HOLDINGS CORP.
 CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                           STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)




                                                                     Years Ended December 31,
                                                                   ----------------------------
                                                                     1995      1994      1993
                                                                   --------  --------  --------
OPERATING ACTIVITIES:
  Net income ....................................................  $ 20,530  $ 14,378   $16,284
   Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation ...............................................        --        --         3
     Equity in net income of subsidiaries, less cash dividends ..   (20,530)  (14,309)  (12,715)
     Net investment gains .......................................        --      (444)   (3,103)
   Changes in:
     Deferred income taxes, net .................................    18,341     1,217    (5,648)
     Other assets and liabilities ...............................        --     2,406     6,328
                                                                   --------  --------  --------
Net cash provided by operating activities .......................    18,341     3,248     1,149
                                                                   --------  --------  --------

INVESTING ACTIVITIES:
  Available-for-sale equity securities purchased ................        --      (209)  (30,512)
  Available-for-sale equity securities sold .....................        --        --    31,048
  Change in short-term investments ..............................        --     5,451     2,846
  Change in investments in and advances to subsidiaries .........   (18,448)   (8,981)   (4,389)
  Capital expenditures, net .....................................        --        --       (13)
                                                                   --------  --------  --------
Net cash used in investing activities ...........................   (18,448)   (3,739)   (1,020)
                                                                   --------  --------  --------

FINANCING ACTIVITIES:
  Exercise of warrants and options ..............................       107        10       187
  Repurchase of outstanding warrants ............................        --        --       (42)
  Stock issuance costs ..........................................        --        --       (11)
                                                                   --------  --------  --------
Net cash provided by financing activities .......................       107        10       134
                                                                   --------  --------  --------

Increase (decrease) in cash .....................................        --      (481)      263
Cash at beginning of year .......................................        --       481       218
                                                                   --------  --------  --------
Cash at end of year .............................................  $     --  $     --  $    481
                                                                   ========  ========  ========








See Notes to Condensed Financial Information and Notes to Consolidated Financial Statements

                                                                    SCHEDULE II



                             CAPSURE HOLDINGS CORP.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                    NOTES TO CONDENSED FINANCIAL INFORMATION


1.   BASIS OF PRESENTATION

     The condensed financial information of the parent company includes the accounts of Capsure Holdings Corp. ("Capsure"). On March 29, 1994, Capsure formed Capsure Financial Group, Inc., a direct wholly owned subsidiary, to which Capsure contributed substantially all its assets and liabilities, including its investments in SI Acquisition Corp. (parent company of Western Surety), NI Acquisition Corp. (parent company of United Capitol) and Pin Oak Petroleum, Inc.

                                                                    SCHEDULE III



                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (AMOUNTS IN THOUSANDS)






                                                                Property and Casualty Insurance
                                                             -------------------------------------
                                                                1995         1994         1993
                                                             -----------  -----------  -----------

Deferred policy acquisition costs .........................  $    27,057  $    25,150  $    18,421
                                                             ===========  ===========  ===========

Future policy benefits, losses, claims and loss expenses ..  $   126,061  $   149,041  $   135,825
                                                             ===========  ===========  ===========

Unearned premiums .........................................  $    76,781  $    76,630  $    69,363
                                                             ===========  ===========  ===========

Other policy claims and benefits payable ..................  $        --  $        --  $        --
                                                             ===========  ===========  ===========

Net premium revenue .......................................  $    98,692  $    92,481  $    86,029
                                                             ===========  ===========  ===========

Net investment income .....................................  $    19,773  $    18,597  $    18,753
                                                             ===========  ===========  ===========

Benefits, claims, losses and settlement expenses ..........  $    (7,451) $    23,344  $    19,957
                                                             ===========  ===========  ===========

Amortization of deferred policy acquisition costs .........  $    35,759  $    29,390  $    21,164
                                                             ===========  ===========  ===========

Other operating expenses ..................................  $    25,553  $    24,514  $    29,684
                                                             ===========  ===========  ===========

Net premiums written ......................................  $    97,728  $    90,578  $    88,306
                                                             ===========  ===========  ===========

                                                                     SCHEDULE IV


                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (AMOUNTS IN THOUSANDS)





                                                                                Percentage
                                                Ceded to    Assumed             of Amount
                                       Gross      Other    from Other    Net     Assumed
                                       Amount   Companies  Companies   Amount     To Net
                                      --------  ---------  ----------  -------  ----------

1995
----
Premiums:
  Property and casualty insurance ..  $113,538    $15,093        $247  $98,692        0.3%
                                      --------  ---------  ----------  -------  ----------
    Total premiums .................  $113,538    $15,093        $247  $98,692        0.3%
                                      ========  =========  ==========  =======  ==========


1994
----
Premiums:
  Property and casualty insurance ..  $103,871    $11,533        $143  $92,481        0.2%
                                      --------  ---------  ----------  -------  ----------
    Total premiums .................  $103,871    $11,533        $143  $92,481        0.2%
                                      ========  =========  ==========  =======  ==========


1993
----
Premiums:
  Property and casualty insurance ..   $97,543    $11,969        $455  $86,029        0.5%
                                      --------  ---------  ----------  -------  ----------
    Total premiums .................   $97,543    $11,969        $455  $86,029        0.5%
                                      ========  =========  ==========  =======  ==========



                                                                      SCHEDULE V


                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (AMOUNTS IN THOUSANDS)




                                                             Additions
                                                    -------------------------
                                    Balance at      Charged to     Charged to                       Balance
                                   Beginning of     Costs and        Other                         at End of
                                    Period          Expenses       Accounts      Deductions(1)       Period
                                   ------------    ----------     -----------    -------------     ----------
Year ended December 31, 1995
 Allowance for possible losses
   on premiums receivable .....        $  898        $245         $--                $375             $  768
                                       ======        ====         ===                ====             ======

 Allowance for possible losses
   on reinsurance receivable ..        $    5        $ 65         $--                $ --             $   70
                                       ======        ====         ===                ====             ======

Year ended December 31, 1994
 Allowance for possible losses
   on premiums receivable(2) ..        $1,276        $190         $--                $568             $  898
                                       ======        ====         ===                ====             ======

 Allowance for possible losses
   on reinsurance receivable ..        $    2        $  3         $--                $ --             $    5
                                       ======        ====         ===                ====             ======


Year ended December 31, 1993
 Allowance for possible losses
   on premiums receivable .....        $  951        $690         $--                $417             $1,224
                                       ======        ====         ===                ====             ======

 Allowance for possible losses
   on reinsurance receivable ..        $   --        $  2         $--                $ --             $    2
                                       ======        ====         ===                ====             ======

(1) Accounts charged against allowance.
(2) Includes balance at acquisition date of Universal Surety of $52.

                                                                     SCHEDULE VI



                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (AMOUNTS IN THOUSANDS)







                                                                 1995       1994      1993
                                                               ---------  --------  ---------

Deferred policy acquisition costs ...........................  $  27,057  $ 25,150  $  18,421
                                                               =========  ========  =========

Reserves for unpaid claims and claim adjustment expenses ....  $ 126,061  $149,041  $ 135,825
                                                               =========  ========  =========

Discount (if any) deducted ..................................  $      --  $     --  $      --
                                                               =========  ========  =========

Unearned premiums ...........................................  $  76,781  $ 76,630  $  69,363
                                                               =========  ========  =========

Net earned premiums .........................................  $  98,692  $ 92,481  $  86,029
                                                               =========  ========  =========

Net investment income .......................................  $  19,773  $ 18,597  $  18,753
                                                               =========  ========  =========

Net claims and claim adjustment expenses incurred related to:
    Current year ............................................  $  21,631  $ 31,688  $  31,250
                                                               =========  ========  =========

    Prior years .............................................  $(29,082)  $(8,344)  $(11,293)
                                                               =========  ========  =========

Amortization of deferred policy acquisition costs ...........  $  35,759  $ 29,390  $  21,164
                                                               =========  ========  =========

Net paid claims and claim adjustment expenses ...............  $  16,636  $ 16,719  $  15,455
                                                               =========  ========  =========

Net premiums written ........................................  $  97,728  $ 90,578  $  88,306
                                                               =========  ========  =========

(A)(3) EXHIBITS




Exhibit
Number   Description
-------  -----------

2        Not applicable.


3(1) The Certificate of Incorporation of Nucorp, Inc. dated May 6, 1988 together with the Certificate of Merger of Nucorp Energy, Inc. with and into Nucorp, Inc. dated August 12, 1988 (filed on August 15, 1988 as
         Exhibit 3.1 to Nucorp, Inc.'s Quarterly Report on Form 10-Q for the
         Period March 31, 1988 through June 30, 1988, and incorporated herein by reference).

3(2)     Amendment to the Certificate of Incorporation dated July 14, 1995.

3(3)     Bylaws of Nucorp, Inc. (filed on August 15, 1988 as Exhibit 3.2 to
         Nucorp, Inc.'s Quarterly Report on Form 10-Q for the Period March 31,
         1988 through June 30, 1988, and incorporated herein by reference).

4        Specimen of Capsure Holdings Corp. Common Stock Certificate (filed on
         March 30, 1995 as Exhibit 4 to Capsure Holdings Corp.'s Form 10-K, and incorporated herein by reference).

9        Not applicable.

10(1) Employment Agreement dated as of September 30, 1995 by and between Capsure Holdings Corp., a Delaware corporation, and Bruce A. Esselborn, an individual.

10(2) Employment Agreement dated as of September 30, 1995 by and between Capsure Holdings Corp., a Delaware corporation and Mary Jane Robertson, an individual.

10(3) Employment Agreement dated as of February 20, 1995 by and between Capsure Holdings Corp., a Delaware corporation, and Steven S. Zeitman, an individual (filed on March 30, 1995 as Exhibit 10.6 to Capsure
         Holdings Corp's Form 10-K, and incorporated herein by reference).

10(4) Executive Change in Control and Termination Benefits Agreement dated as of November 6, 1995 by and among Capsure Holdings Corp., a Delaware corporation, United Capitol Insurance Company, a Wisconsin corporation, and Steven S. Zeitman, an individual.

10(5)    Executive Employment Agreement dated as of August 14, 1992 by and among
         Nucorp, Inc., a  Delaware corporation, Surewest Financial Corp., a
         South Dakota corporation, SI Acquisition Corp., a Texas corporation,
         Western Surety Company, a South Dakota corporation, Equity Holdings, an
         Illinois partnership, and Dan L. Kirby  (filed on March 30, 1995 as
         Exhibit 10.7 to Capsure Holdings Corp's Form 10-K, and incorporated herein by reference).

10(6)    Executive Employment Agreement dated as of August 14, 1992 by and among
         Nucorp, Inc., a Delaware corporation, SI Acquisition Corp., a Texas corporation, Surewest Financial Corp., a South Dakota corporation,
         Western Surety Company, a South Dakota corporation, Equity Holdings, an
         Illinois partnership, and Joe P. Kirby  (filed on March 30, 1995 as
         Exhibit 10.8 to Capsure Holdings Corp's Form 10-K, and incorporated herein by reference).

10(7)    Purchase Agreement dated as of December 21, 1989 among Nucorp, Inc. and
         Bruce A. Esselborn (filed on August 2, 1990 as Exhibit 10.8 to
         Post-Effective Amendment No. 1 to Nucorp's Registration Statement on
         Form S-1, and incorporated herein by reference).


Exhibit
Number  Description
------  -----------

10(8) Purchase Agreement dated as of March 25, 1992 among Nucorp, Inc., SI Acquisition Corp. and Surewest Financial Corp. (filed on March 27, 1992, as Exhibit 2 on Form 8-K, and incorporated herein by reference).

10(9) Stock Purchase Agreement between Nucorp, Inc.; SI Acquisition Corp.; Surewest Financial Corp.; Joe P. Kirby; Dan L. Kirby; Kevin T. Kirby; Steven T. Kirby; First Bank of South Dakota, N.A., as Trustee of the Dan L. Kirby Trust; First Bank of South Dakota, N.A., as Trustee of the Kevin T. Kirby Trust; Norwest Bank South Dakota, N.A., as Trustee of the Joe P. Kirby Trust; and Norwest Bank South Dakota, N.A., as Trustee of the Steven T. Kirby Trust, dated March 25, 1992 and schedules thereto (filed on March 25, 1992 as Exhibit 2 on Nucorp, Inc.'s Form 8-K, and incorporated herein by reference).

10(10) Credit Agreement dated as of March 29, 1994 among Capsure Financial Group, Inc., Capsure Holdings Corp., the Lenders named therein and Chemical Bank, as Administrative Agent (filed on March 30, 1995 as
        Exhibit 10.17 to Capsure Holdings Corp's Form 10-K, and incorporated herein by reference).

10(11) Stock Purchase Agreement among John Knox, Jr., Universal Surety Holding Corp., Capsure Financial Group, Inc. and Capsure Holdings Corp. dated July 26, 1994 (filed on October 6, 1994 as Exhibit 2 to Capsure Holdings Corp. Current Report on Form 8-K, and incorporated herein by reference).

10(12) 1990 Stock Option Plan of Nucorp, Inc. (filed on April 19, 1990 as Exhibit A to Nucorp, Inc.'s Proxy Statement for the Annual Meeting of Shareholders on May 9, 1990, and incorporated herein by reference).

10(13) First Amendment to the Nucorp, Inc. 1990 Stock Option Plan (filed on April 27, 1992 as part of Nucorp, Inc.'s Proxy Statement for the Annual Meeting of Shareholders on June 9, 1992, and incorporated herein by reference).

10(14) Second Amendment to the 1990 Stock Option Plan (filed on March 31, 1994 as part of Capsure Holdings Corp.'s Proxy Statement for the Annual Meeting of Shareholders on May 19, 1994, and incorporated herein by reference).

10(15) Managing General Agency Agreement between Western Surety Company and United Capitol Managers, Inc. (filed on March 2, 1993 as Exhibit 28(a) to Nucorp, Inc.'s Registration Statement on Form S-3, and incorporated herein by reference).

10(16) Surety Bond Quota Share Reinsurance Agreement between Western Surety Company and United Capitol Insurance Company (filed on March 2, 1993 as
        Exhibit 28(b) to Nucorp, Inc.'s Registration Statement on Form S-3, and incorporated herein by reference).

10(17) Contract Surety Bond Reinsurance Agreement dated as of September 22, 1994 between Western Surety Company, a South Dakota corporation, and Universal Surety of America, a Texas corporation (filed on March 30, 1995 as Exhibit 10.23 to Capsure Holdings Corp's Form 10-K, and incorporated herein by reference).

10(18) Co-Employee Agreement dated as of September 22, 1994 between Western Surety Company and Universal Surety of America (filed on March 30, 1995 as Exhibit 10.24 to Capsure Holdings Corp's Form 10-K, and incorporated herein by reference).

Exhibit
Number  Description
------  -----------


10(19) Directors' and Officers' and Errors and Omissions Liability Quota Share Reinsurance Agreement dated as of August 15, 1994 between Western Surety Company, a South Dakota corporation, and United Capitol Insurance Company, a Wisconsin corporation.


11      Earnings per share computation.

12      Not applicable.

13      Not applicable.

16      Not applicable.

18      Not applicable.

21      Subsidiaries of the Registrant.

22      Not applicable.

23      Consent of Coopers & Lybrand dated March 20, 1996.

24(1)   Power of Attorney for Herbert A. Denton dated March 1, 1996.

24(2)   Power of Attorney for Bradbury Dyer, III dated March 1, 1996.

24(3)   Power of Attorney for Talton R. Embry dated March 4, 1996.

24(4)   Power of Attorney for Dan L. Kirby dated March 4, 1996.

24(5)   Power of Attorney for Joe P. Kirby dated March 4, 1996.

24(6)   Power of Attorney for Richard I. Weingarten dated March 11, 1996.

27      Financial Data Schedule.

28 Information from reports furnished to state insurance regulatory authorities - Schedule P from 1995 Combined Annual Statement of Capsure Holdings Corp.

_________________________


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:
The statements which are not historical facts contained in this Annual Report and Form 10-K are forward-looking statements that involve risks and uncertainties, including, but not limited to, product and policy demand and market response risks, the effect of economic conditions, the impact of competitive products, policies and pricing, product and policy development, regulatory changes and conditions, rating agency policies and practices, development of claims and the effect on loss reserves, the performance of reinsurance companies under reinsurance contracts with the Company, investment portfolio developments and reaction to market conditions, the results of financing efforts, the actual closing of contemplated transactions and agreements, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings. No assurance can be given that the actual results of operations and financial condition will conform to the forward-looking statements contained herein.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CAPSURE HOLDINGS CORP.


                             /s/ Bruce A. Esselborn
                             ---------------------------------------
                             Bruce A. Esselborn
                             President
                             (Principal Executive Officer)


                             /s/ Mary Jane Robertson
                             ---------------------------------------
                             Mary Jane Robertson
                             Senior Vice President and
                             Chief Financial Officer
                             (Principal Financial Officer)


                             /s/ John S. Heneghan
                             ---------------------------------------
                             John S. Heneghan
                             Vice President and Controller
                             (Principal Accounting Officer)








Dated:    March 20, 1996
      --------------------






                                  (CONTINUED)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 Title
                                 -----

March 20,  1996        Chairman of the Board and        /s/ Samuel Zell
---------------        Chief Executive Officer          ---------------------
                                                        Samuel Zell

March 20,  1996        Director                         /s/ Rod F. Dammeyer
---------------                                         ---------------------
                                                        Rod F. Dammeyer

March 20,  1996        Director                         * Herbert A. Denton
---------------                                         ---------------------
                                                        * Herbert A. Denton

March 20,  1996        Director                         * Bradbury Dyer, III
---------------                                         ------------------------
                                                        * Bradbury Dyer, III

March 20,  1996        Director                         * Talton R. Embry
---------------                                         ------------------------
                                                        * Talton R. Embry

March 20,  1996        Director                         /s/ Bruce A. Esselborn
---------------                                         ------------------------
                                                        Bruce A. Esselborn

March 20,  1996        Director                         * Dan L. Kirby
---------------                                         ------------------------
                                                        * Dan L. Kirby

March 20,  1996        Director                         * Joe P. Kirby
---------------                                         ------------------------
                                                        * Joe P. Kirby

March 20,  1996        Director                         /s/ Donald W. Phillips
---------------                                         ------------------------
                                                        Donald W. Phillips

March 20,  1996      Director and                       /s/ Sheli Z. Rosenberg
---------------    *Attorney-in-Fact                    ------------------------
                                                        Sheli Z. Rosenberg

                       Director
---------------                                         ------------------------
                                                        L.G. Schafran

March 20,  1996        Director                         * Richard I. Weingarten
---------------                                         ------------------------
                                                        * Richard I. Weingarten

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit                                                                    Page
Number   Description                                                        No.
-------  -----------                                                       -----

3(2)     Amendment to the Certificate of Incorporation dated
         July 14, 1995.

10(1)    Employment Agreement dated as of September 30, 1995 by
         and between Capsure Holdings Corp.,  a Delaware corporation, and Bruce A. Esselborn, an individual..........................

10(2) Employment Agreement dated as of September 30, 1995 by and between Capsure Holdings Corp., a Delaware corporation and
         Mary Jane Robertson, an individual.............................

10(4) Executive Change in Control and Termination Benefits Agreement dated as of November 6, 1995 by and among Capsure Holdings Corp., a Delaware corporation, United Capitol Insurance Company, a Wisconsin corporation, and Steven S. Zeitman, an individual.

10(19) Directors' and Officers' and Errors and Omissions Liability Quota Share Reinsurance Agreement dated as of August 15,
         1994 between Western Surety Company, a South Dakota corporation, and United Capitol Insurance Company, a Wisconsin corporation.

11       Earnings per share computation.................................

21       Subsidiaries of the Registrant.................................

23       Consent of Coopers & Lybrand dated March 20, 1996..............

24(1)    Power of Attorney for Herbert A. Denton dated March 1, 1996....

24(2)    Power of Attorney for Bradbury Dyer, III dated March 1, 1996...

24(3)    Power of Attorney for Talton R. Embry dated March 4, 1996......

24(4)    Power of Attorney for Dan L. Kirby dated March 4, 1996.........

24(5)    Power of Attorney for Joe P. Kirby dated March 4, 1996.........

24(6)    Power of Attorney for Richard I. Weingarten dated
          March 11, 1996................................................

27       Financial Data Schedule........................................

28 Information from reports furnished to state insurance regulatory authorities - Schedule P from 1995 Combined Annual Statement of
         Capsure Holdings Corp. .........................................