Form 10-Q
period 1996-03-31
CAPSURE HOLDINGS CORP
filed 1996-05-09
CIK 73313

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                   ----------------------------------------


       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  MARCH 31, 1996

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

    15,409,123 shares of Common Stock, $.05 par value as of April 30, 1996.

                   CAPSURE HOLDINGS CORP. AND SUBSIDIARIES



                                    INDEX




Part I. Financial Information (Unaudited):
                                                                                                                     Page
        Item 1.   Condensed Consolidated Financial Statements:

                  Consolidated Balance Sheets at March 31, 1996 and December 31, 1995   . . . . . . . . . . . . . .     3

                  Consolidated Statements of Income for the Three Months Ended
                  March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

                  Notes to Consolidated Financial Statements at March 31, 1996    . . . . . . . . . . . . . . . . .     6

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

Part II. Other Information:

        Item 6.   Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12





                   CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                                                        March 31,        December 31,
                                                                                          1996               1995
                                                                                    -----------------  -----------------
                                       ASSETS
Invested assets and cash:
   Fixed maturities, at fair value (amortized cost: $201,953; $233,276) . . . . .    $       201,485    $       235,718
   Equity securities, at fair value (cost: $12,791; $27,124)  . . . . . . . . . .             13,720             27,753
   Short-term investments, at cost which approximates fair value  . . . . . . . .             67,379             37,865
   Other investments, at fair value . . . . . . . . . . . . . . . . . . . . . . .              3,275              3,219
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,089              3,001
                                                                                      ---------------    ---------------
                                                                                             289,948            307,556

Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . . . .             28,570             27,057
Reinsurance receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             40,645             40,097
Intangible assets, net of amortization  . . . . . . . . . . . . . . . . . . . . .             15,289             15,715
Excess cost over net assets acquired, net of amortization . . . . . . . . . . . .             68,016             68,443
Deferred income taxes, net of valuation allowance . . . . . . . . . . . . . . . .             27,030             29,293
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             36,985             26,607
                                                                                      ---------------    ---------------
       Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       506,483    $       514,768
                                                                                      ===============    ===============

                                LIABILITIES
Reserves:
   Unpaid losses and loss adjustment expenses . . . . . . . . . . . . . . . . . .    $       125,940    $       126,061
   Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             82,385             76,781
                                                                                     ---------------    ---------------
                                                                                             208,325            202,842

Reinsurance payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                701                773
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              9,000             25,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             27,115             28,849
                                                                                     ---------------    ---------------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            245,141            257,464
                                                                                     ---------------    ---------------
Commitments and contingencies

                               STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 5,000,000 shares authorized;
   none issued and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . .                 --                 --
Common stock, par value $.05 per share, 25,000,000 shares authorized;
   15,409,123 shares issued at March 31, 1996;
   15,408,749 shares issued at December 31, 1995  . . . . . . . . . . . . . . . .                770                770
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .            179,281            179,276
Retained earnings from August 1, 1986 (date of reorganization)  . . . . . . . . .             80,806             75,286
Unrealized gain on securities, net of deferred income taxes . . . . . . . . . . .                485              1,972
                                                                                     ---------------    ---------------
  Total stockholders' equity     . . . . . . . . . . . . . . . . . . . . . . . .             261,342            257,304
                                                                                     ---------------    ---------------
                                                                                     $       506,483    $       514,768
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

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                        ---------------------------------
                                                                                             1996              1995
                                                                                         -------------    -------------
Revenues:
  Net earned premiums. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    23,349      $   24,496
  Net investment income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,034           5,093
  Net investment gains (losses). . . . . . . . . . . . . . . . . . . . . . . . . . . . .           523             (54)
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1               4
                                                                                           -----------      -----------
                                                                                                28,907          29,539
                                                                                           -----------      -----------
Expenses:
  Net losses and loss adjustment expenses. . . . . . . . . . . . . . . . . . . . . . . .         3,396           5,375
  Net commissions, brokerage and other underwriting. . . . . . . . . . . . . . . . . . .        14,756          14,358
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            506           1,373
  Amortization of goodwill and intangibles. . . . . . . . . . . . . . . . . . . . . . .            713             925
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           619             540
                                                                                           -----------      ----------
                                                                                                19,990          22,571
                                                                                           -----------      ----------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,917           6,968
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,397           2,731
                                                                                           -----------      ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     5,520      $    4,237
                                                                                           ===========      ==========



Weighted average shares outstanding:
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,906          15,394
                                                                                           ===========      ==========
  Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,907          15,620
                                                                                           ===========      ==========

Earnings per share:
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       .35      $      .28
                                                                                           ===========      ==========
  Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       .35      $      .27
                                                                                           ===========      ==========





   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                           --------------------------
                                                                                               1996           1995
                                                                                           -----------    -----------
OPERATING ACTIVITIES:
 Net income..............................................................................  $   5,520       $   4,237
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.........................................................      1,208           1,284
   Accretion of bond discount, net.......................................................       (231)           (794)
   Net investment (gains) losses.........................................................       (523)             54
 Changes in:
   Reserve for unpaid losses and loss adjustment expenses................................       (121)          2,834
   Reserve for unearned premiums.........................................................      5,604           4,257
   Deferred income taxes, net............................................................      3,064           2,592
   Other assets and liabilities..........................................................     (6,736)         (2,960)
                                                                                           ---------       ---------
Net cash provided by operating activities................................................      7,785          11,504
                                                                                           ---------       ---------

INVESTING ACTIVITIES:
 Securities available-for-sale:
   Purchases - fixed maturities..........................................................    (15,331)         (3,685)
   Sales - fixed maturities .............................................................     30,984           6,078
   Maturities - fixed maturities.........................................................     15,771           3,404
   Purchases - equity securities.........................................................       (190)             --
   Sales - equity securities.............................................................     15,367           1,243
   Receivable for securities sold........................................................     (7,319)             --
 Securities held-to-maturity:
   Purchases - fixed maturities..........................................................         --          (4,026)
 Change in short-term investments........................................................    (29,514)         (1,381)
 Change in other investments.............................................................        (56)            955
 Capital expenditures, net...............................................................       (414)           (512)
                                                                                           ---------       ---------
Net cash provided by investing activities................................................      9,298           2,076
                                                                                           ---------       ---------

FINANCING ACTIVITIES:
  Principal payment on long-term debt....................................................    (16,000)        (12,000)
  Exercise of stock options..............................................................          5              32
                                                                                           ---------       ---------
Net cash used in financing activities.....................................................    (15,995)        (11,968)
                                                                                           ---------       ---------

Increase in cash.........................................................................      1,088           1,612
Cash at beginning of period..............................................................      3,001           4,131
                                                                                           ---------       ---------
Cash at end of period....................................................................  $   4,089       $   5,743
                                                                                           =========       =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest.............................................................................  $     441       $   1,404
    Income taxes, net of refunds.........................................................  $     265       $      51


   The accompanying notes are an integral part of these financial statements.

                   CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                 (UNAUDITED)

1.SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION
  These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Capsure Holdings Corp.'s ("Capsure" or the "Company") 1995 Annual Report on Form 10-K. The following Notes to the Consolidated Financial Statements highlight significant changes to the Notes included in the 1995 Annual Report on Form 10-K and such interim disclosures as required by the Securities and Exchange Commission. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 1995 Consolidated Financial Statements to conform with the presentation in the 1996 Consolidated Financial Statements.

2.INVESTMENTS

  The cost and estimated fair value of investments at March 31, 1996 were as follows (dollars in thousands):


                                                         Amortized        Gross          Gross        Estimated
                                                            Cost        Unrealized    Unrealized        Fair
                                                          or Cost          Gains         Losses         Value
                                                      ----------------- ------------   -----------    -----------
Available-For-Sale Securities
- -----------------------------
Fixed maturities:
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies:
  U.S. Treasury notes   . . . . . . . . . . . . . .      $      15,487   $       207   $       (137)   $     15,557
  Collateralized mortgage obligations   . . . . . .             40,574           194           (708)         40,060
  Mortgage pass-through securities  . . . . . . . .             41,037           251            (96)         41,192
Debt securities of foreign governments  . . . . . .                  5            --             --               5
Obligations of states and political subdivisions  .              4,275             2           (102)          4,175
Non-agency collateralized mortgage obligations  . .             41,915           267           (308)         41,874
Asset-backed securities:
  Second mortgages/home equity loans  . . . . . . .             42,212           392           (263)         42,341
  Automobile loans  . . . . . . . . . . . . . . . .              5,489             8             --           5,497
  Other underlying assets   . . . . . . . . . . . .             10,959            43           (218)         10,784
                                                         -------------   -----------   ------------    ------------
    Total fixed maturities  . . . . . . . . . . . .            201,953         1,364         (1,832)        201,485
Equity securities . . . . . . . . . . . . . . . . .              9,906           818            (98)         10,626
                                                         -------------   -----------   ------------    ------------
    Total available-for-sale securities . . . . . .      $     211,859   $     2,182   $     (1,930)   $    212,111
                                                         =============   ===========   =============   ============

Equity trading securities . . . . . . . . . . . . .      $       2,885   $       322   $       (113)   $      3,094
                                                         =============   ===========   ============    ============


3.REINSURANCE


  The effect of reinsurance on premiums written and earned for the three months ended March 31, 1996 and 1995 was as follows (dollars in thousands):
                                                                    1996                            1995
                                                         --------------------------      ---------------------------
                                                           Written         Earned          Written         Earned
                                                         ----------     -----------      ----------      -----------
  Direct  . . . . . . . . . . . . . . . . . . . . .      $   33,018     $    28,059      $   31,625      $    27,966
  Assumed   . . . . . . . . . . . . . . . . . . . .              94             121             172               95
  Ceded   . . . . . . . . . . . . . . . . . . . . .         (6,241)         (4,831)          (4,202)          (3,565)
                                                         ----------     -----------      ------------    -----------
  Net premiums  . . . . . . . . . . . . . . . . . .      $   26,871     $    23,349      $   27,595      $    24,496
                                                         ==========     ===========      ==========      ===========

  The effect of reinsurance on losses and loss adjustment expenses incurred for the three months ended March 31, 1996 and 1995 was as follows (dollars in thousands):

                                                                            1996             1995
                                                                        -----------      -----------
  Gross losses and loss adjustment expenses   . . . . . . . . . . .     $    4,595      $     6,921
  Reinsurance recoveries  . . . . . . . . . . . . . . . . . . . . .         (1,199)          (1,546)
                                                                        ----------       ----------
  Net losses and loss adjustment expenses   . . . . . . . . . . . .     $    3,396      $     5,375
                                                                        ===========      ===========





                   CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                                MARCH 31, 1996

GENERAL
  The following is a discussion and analysis of the operating results, financial condition, liquidity, and capital resources of Capsure Holdings Corp. and subsidiaries ("Capsure" or the "Company") for the three months ended March 31, 1996 compared to the corresponding period in 1995.

  The Company operates in the property and casualty insurance business through its principal subsidiaries, Western Surety Company ("Western Surety"), acquired in August 1992, United Capitol Insurance Company ("United Capitol"), acquired in February 1990, and Universal Surety of America ("Universal Surety"), acquired in September 1994.

  On February 29, 1996, the Company announced that it had signed an agreement to sell United Capitol Holding Company ("UCHC") and its subsidiaries, United Capitol, United Capitol Managers, Inc. and Fischer Underwriting Group, Incorporated ("Fischer"), to a subsidiary of Frontier Insurance Group, Inc. Estimated net proceeds to Capsure will be approximately $75 million, which includes the purchase price for the capital stock of UCHC and the release of United Capitol's excess statutory surplus on or before closing. The agreement is subject to several conditions including approval by insurance regulatory authorities. The transaction is expected to close in the second quarter of 1996. Short-term investments held at United Capitol are expected to increase in contemplation of the closing.

  Prior to closing, the Company must obtain a waiver from the lenders under the Credit Facility (as herein defined), or otherwise amend the agreement to permit the sale of United Capitol. The sale of United Capitol will liberate approximately $75 million of Capsure's capital. Capsure is considering alternative uses of this capital including funding of acquisitions, stock repurchases, payment of stockholder dividends or some combination of the foregoing.

RESULTS OF OPERATIONS

The components of net income for each period are summarized as follows (dollars in thousands):

                                                                               Three Months Ended
                                                                                    March 31,
                                                                        --------------------------------
                                                                             1996               1995
                                                                        -------------      -------------
         Underwriting income  . . . . . . . . . . . . . . . . . .       $       5,197      $       4,763
         Net investment income  . . . . . . . . . . . . . . . . .               5,034              5,093
         Net investment gains (losses)  . . . . . . . . . . . . .                 523               (54)
         Interest expense . . . . . . . . . . . . . . . . . . . .               (506)            (1,373)
         Amortization of goodwill and intangibles . . . . . . . .               (713)              (925)
         Other expenses, net  . . . . . . . . . . . . . . . . . .               (618)              (536)
                                                                        ------------       ------------
         Income before income taxes . . . . . . . . . . . . . . .               8,917              6,968
         Income taxes . . . . . . . . . . . . . . . . . . . . . .               3,397              2,731
                                                                        -------------      -------------
               Net income . . . . . . . . . . . . . . . . . . . .       $       5,520      $       4,237
                                                                        =============      =============





INSURANCE UNDERWRITING


  Underwriting results for the three months ended March 31, 1996 and 1995 are summarized in the following table (dollars in thousands):



                                    Surety and Fidelity        Excess and Surplus Lines             Consolidated
                                ----------------------------  -------------------------             -------------
                                     1996            1995          1996            1995         1996            1995
                                ------------    ------------  -----------     -----------  ------------    ------------

Gross written premiums  . .     $     25,593    $    25,415   $     7,519     $     6,382  $     33,112    $     31,797
                                ============    ===========   ===========     ===========  ============    ============

Net written premiums  . . .     $     24,378    $    24,311   $     2,493     $     3,284  $     26,871    $     27,595
                                ============    ===========   ===========     ===========  ============    ============

Net earned premiums . . . .     $     21,377    $    20,688   $     1,972     $     3,808  $     23,349    $     24,496
                                ------------    -----------   -----------     -----------  ------------    ------------
Net losses and loss adjustment         2,965          3,124           431           2,251         3,396           5,375
Underwriting expenses . . .           14,839         14,187          (83)             171        14,756          14,358
                                ------------    -----------   ----------      -----------  ------------    ------------
Total losses and expenses .           17,804         17,311           348           2,422        18,152          19,733
                                ------------    -----------   -----------     -----------  ------------    ------------
Underwriting income . . . .     $      3,573    $     3,377   $     1,624     $     1,386  $      5,197    $      4,763
                                ============    ===========   ===========     ===========  ============    ============

Loss ratio  . . . . . . . .            13.9%          15.1%         21.8%           59.1%         14.5%           22.0%

Expense ratio . . . . . . .            69.4           68.6          (4.2)            4.5          63.2            58.6
                                ------------    ------------  -----------     -----------  ------------    ------------
Combined ratio  . . . . . .            83.3%          83.7%         17.6%           63.6%        77.7%            80.6%
                                ============    ============  ===========      ==========   ===========    ============

  Surety and fidelity represents the combined results of Western Surety and Universal Surety. Surety and fidelity are the principal lines of business of Western Surety and Universal Surety. Excess and surplus lines represents the results of United Capitol. United Capitol's principal lines of business are other liability, product liability and commercial property primarily written on an excess and surplus lines basis.

  Gross written premiums increased 4.1%, or $1.3 million, for the three months ended March 31, 1996. Surety and fidelity gross written premiums increased $0.2 million, as strong growth in the contract surety and insurance agents' and brokers' errors and omissions ("E&O") business was partially offset by reduced miscellaneous surety bond premium volume. Public official bond premiums were lower than in 1995, as expected, since writings for this product typically increase every other year following the November elections. United Capitol's gross written premiums increased 17.8%, or $1.1 million, in 1996 due to increased writings in the commercial property and primary casualty lines of business, partially offset by a decrease in asbestos abatement writings.

  Net earned premiums decreased 4.7%, or $1.1 million, for the three months ended March 31, 1996. Surety and fidelity net earned premiums increased 3.3%, or $0.7 million, in 1996 compared to 1995. United Capitol's net earned premiums decreased 48.2%, or $1.8 million in 1996, reflecting decreased net retentions in 1995 and 1996. The lower net retentions were due primarily to the increased use of reinsurance for primary casualty risks in an effort to limit the potential loss volatility associated with a diminished premium base. United Capitol's net earned premiums for the three months ended March 31, 1996 and 1995 were increased by $0.1 million and $0.5 million, respectively, for contingent premiums recognized under its reinsurance agreements.

  Underwriting income for the three months ended March 31, 1996 increased 9.1%, or $0.4 million, as compared to the prior year quarter despite reduced net earned premiums. The increase reflected favorable loss development in surety and fidelity and excess and surplus lines and higher ceding commission income at United Capitol, partially offset by increased underwriting expenses in surety and fidelity operations. The consolidated combined ratio decreased to 77.7% in 1996 from 80.6% in 1995. The consolidated loss ratio decreased to 14.5% in 1996 from 22.0% in 1995. The surety and fidelity loss ratio decreased to 13.9% in 1996 from 15.1% in 1995, primarily due to favorable development of prior years' loss reserves. United Capitol's loss ratio decreased to 21.8% in 1996 from 59.1% in 1995, reflecting continued favorable development of prior years' loss reserves. The effect of this favorable development on the loss ratio was amplified in 1996 due to reduced net earned premiums.

  The consolidated expense ratio increased to 63.2% in 1996, compared to 58.6% in 1995. The surety and fidelity expense ratio increased to 69.4% in 1996 from 68.6% in 1995, reflecting the effects of expansion of the contract surety and insurance agents' and brokers' E&O businesses and costs associated with ongoing reengineering and automation efforts in the surety and fidelity operations. United Capitol's expense ratio decreased significantly to (4.2)% in 1996 compared to 4.5% in 1995. The expense ratios in both periods were favorably affected by the recognition of contingent commission income. First quarter 1996 was further impacted by higher ceding commission income on current business, reflective of lower net premium retentions.

INVESTMENT INCOME
  Net investment income for the three months ended March 31, 1996 and 1995 was $5.0 million and $5.1 million, respectively. The average pretax yields of the portfolio for the three months ended March 31, 1996 and 1995 were 6.8% and 6.7%, respectively.

  Capsure's insurance companies invest funds provided by operations predominantly in high-quality, short-duration, taxable fixed income securities. The preservation of capital and utilization of the Company's available net operating tax loss carryforwards ("NOLs") are Capsure's principal investment objectives.

ANALYSIS OF OTHER OPERATIONS
  Net investment gains (losses) were $0.5 million and $(0.1) million for the three months ended March 31, 1996 and 1995, respectively. Net investment gains on securities held at the parent company level were negligible in 1996 compared to $0.4 million in 1995. Net investment gains (losses) of $0.5 million in 1996 and $(0.5) million in 1995 were recognized at the insurance operations. The net investment losses from insurance operations in 1995 principally related to a writedown to estimated fair value for a single security for which an other than temporary decline in value occurred.

  Amortization expense was $0.7 million for the three months ended March 31, 1996 and $0.9 million in 1995. Amortization expense in 1996 and 1995 included $0.3 million of amortization of intangible assets and $0.4 million and $0.6 million, respectively, of amortization of excess cost over net assets acquired related to the acquisitions of Western Surety, Universal Surety, United Capitol and Fischer. Amortization expense was not recorded in 1996 for the goodwill associated with the United Capitol operations held for sale. Such goodwill was reduced at December 31, 1995 to reflect the estimated net realizable value on the sale of those operations. Excess cost over net assets acquired is amortized substantially over 40 years. Other intangible assets are amortized over periods ranging from three to 20 years.

  Interest expense was $0.5 million and $1.4 million for the three months ended March 31, 1996 and 1995, respectively. The Company's average debt outstanding for the three months ended March 31, 1996 was approximately $20.1 million compared to $68.1 million in 1995. The weighted average interest rates on outstanding balances were 6.3% and 7.1% for the three months ended March 31, 1996 and 1995, respectively.

INCOME TAXES
  Income taxes were $3.4 million and $2.7 million for the three months ended March 31, 1996 and 1995, respectively. The effective income tax rates were 38.1% and 39.2%, respectively. The decrease in the 1996 effective tax rate was principally attributable to a decreased level of nondeductible goodwill amortization. The Company's income tax expense does not approximate actual taxes paid, primarily due to the utilization of the Company's NOLs. Actual income taxes paid were $0.3 million and $0.1 million for the three month periods ended March 31, 1996 and 1995, respectively.

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

  The Company's consolidated net cash flow provided by operating activities was $7.8 million and $11.5 million for the three months ended March 31, 1996 and 1995, respectively. Consolidated operating cash flow (pretax income excluding net investment gains (losses) and amortization of goodwill and intangibles) for the three months ended March 31, 1996, was $9.1 million as compared to $7.9 million in 1995.

  On March 29, 1994, the Company entered into a senior reducing revolving credit agreement with a syndicate of banks for $135 million (the "Credit Facility"). Total borrowings available under the Credit Facility were reduced to $122.5 million at March 31, 1996. At closing, $68 million of funds drawn under the Credit Facility, together with a portion of the Company's cash, were used to repay $84.6 million of previously existing bank term debt. Paydowns of $87 million and borrowings of $28 million for the acquisition of Universal Surety have occurred since then. The remaining availability under the Credit Facility of $113.5 million at March 31, 1996 may be used to finance future acquisitions and for general corporate purposes.

  Principal and interest payments required under the Credit Facility are funded principally by dividend and intercompany tax sharing payments received from Capsure's insurance subsidiaries. In the three months ended March 31, 1996 and 1995, Capsure received $7.6 million (including $7.5 million of dividends requiring prior approval from state regulatory authorities) and $10.3 million (including $3.5 million of dividends requiring prior approval from state regulatory authorities), respectively, in dividends from its insurance subsidiaries. Capsure received tax sharing payments from its subsidiaries of $6.6 million and $0.5 million in the three months ended March 31, 1996 and 1995, respectively.

  On May 24, 1995, the Board of Directors of the Company approved a stock repurchase plan. The plan authorizes the Company to repurchase up to 500,000 shares of its common stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of March 31, 1996, no shares have been repurchased under this plan.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES




                          PART II - OTHER INFORMATION




ITEM 6.     Exhibits and Reports on Form 8-K:

            (a)    Exhibits:

                   27     Financial Data Schedule


            (b)    Reports on Form 8-K:

                   January 16, 1996   -   United Capitol expected reduction in loss reserves.

                   March 4, 1996   -   Sale of United Capitol to Frontier Insurance.





                                   SIGNATURES




  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      CAPSURE HOLDINGS CORP.
                                      (Registrant)




                                      /s/ Mary Jane Robertson
                                      ----------------------------------------
                                      Mary Jane Robertson
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




                                      /s/ John S. Heneghan
                                      ----------------------------------------
                                      John S. Heneghan
                                      Vice President and Controller
                                      (Principal Accounting Officer)





Date:              May 10 ,  1996
         ---------------------------------