Form 10-Q
period 1996-06-30
CAPSURE HOLDINGS CORP
filed 1996-08-13
CIK 73313

                                FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549




     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended JUNE 30, 1996

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
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization

TWO NORTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS               60606
  (Address of principal executive offices)               (Zip Code)

                             (312) 879-1900
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  __X__   No _____


                  APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    15,409,123 shares of Common Stock, $.05 par value as of July 31, 1996.

                CAPSURE HOLDINGS CORP. AND SUBSIDIARIES



                                 INDEX




                                                                                     Page
                                                                                     ----
Part I.     Financial Information (Unaudited):

            Item 1.    Condensed Consolidated Financial Statements:

            Consolidated Balance Sheets at June 30, 1996 and December 31, 1995 . . . .   3

            Consolidated Statements of Income for the Periods Ended
            June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . .   4

            Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . .   5

            Notes to Consolidated Financial Statements at June 30, 1996  . . . . . . .   6

            Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations   . . . . . . . . . . . . . . . . . .   8

Part II.    Other Information:

            Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  13

            Item 2.    Changes in the Rights of the Company's Security Holders . . . .  13

            Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  13

            Item 4.    Submission of Matters to a Vote of Security Holders . . . . . .  13

            Item 5.    Other Information . . . . . . . . . . . . . . . . . . . . . . .  13

            Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .  13

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                        June 30,           December 31,
                                                                                          1996                1995
                                                                                    ---------------     ---------------
                                    ASSETS
Invested assets and cash:
 Fixed maturities, at fair value (amortized cost: $140,408; $233,276). . . . .      $       140,003     $       235,718
 Equity securities, at fair value (cost: $9,926; $27,124). . . . . . . . . . .                9,690              27,753
 Short-term investments, at cost which approximates fair value . . . . . . . .               94,973              37,865
 Other investments, at fair value. . . . . . . . . . . . . . . . . . . . . . .                2,744               3,219
 Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,781               3,001
                                                                                    ---------------     ---------------
                                                                                            249,191             307,556

Deferred policy acquisition costs. . . . . . . . . . . . . . . . . . . . . . .               28,535              27,057
Reinsurance receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .                7,423              40,097
Intangible assets, net of amortization . . . . . . . . . . . . . . . . . . . .               14,921              15,715
Excess cost over net assets acquired, net of amortization. . . . . . . . . . .               62,785              68,443
Deferred income taxes, net of valuation allowance. . . . . . . . . . . . . . .               19,677              29,293
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               20,824              26,607
                                                                                    ---------------     ---------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       403,356     $       514,768
                                                                                    ===============     ===============
                                 LIABILITIES

Reserves:
 Unpaid losses and loss adjustment expenses. . . . . . . . . . . . . . . . . .      $        41,945     $       126,061
 Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               71,204              76,781
                                                                                    ---------------     ---------------
                                                                                            113,149             202,842

Reinsurance payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -                 773
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -              25,000
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               24,375              28,849
                                                                                    ---------------     ---------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              137,524             257,464
                                                                                    ---------------     ---------------

Commitments and contingencies

                            STOCKHOLDERS' EQUITY



Preferred stock, par value $.01 per share, 5,000,000 shares authorized;
 none issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . . .                    -                   -
Common stock, par value $.05 per share, 25,000,000 shares authorized;
 15,409,123 shares issued at June 30, 1996;
 15,408,749 shares issued at December 31, 1995 . . . . . . . . . . . . . . . .                  770                 770
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .              179,281             179,276
Retained earnings from August 1, 1986 (date of reorganization) . . . . . . . .               85,811              75,286
Unrealized gain (loss) on securities, net of deferred income taxes . . . . . .                  (30)              1,972
                                                                                    ---------------     ---------------
    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .              265,832             257,304
                                                                                    ---------------     ---------------
                                                                                    $       403,356     $       514,768
                                                                                    ===============     ===============



  The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                Three Months Ended    Six Months Ended
                                                                     June 30,             June 30,
                                                                ------------------- -------------------
                                                                   1996      1995      1996      1995
Revenues:
 Net earned premiums . . . . . . . . . . . . . . . . . . .      $  23,184  $ 24,164  $ 46,533  $ 48,660
 Net investment income . . . . . . . . . . . . . . . . . .          4,512     5,235     9,546    10,328
 Net investment gains. . . . . . . . . . . . . . . . . . .          1,132        86     1,655        32
 Other income. . . . . . . . . . . . . . . . . . . . . . .              1         1         2         5
                                                                ---------  --------  --------  --------
                                                                   28,829    29,486    57,736    59,025
                                                                ---------  --------  --------  --------

Expenses:
 Net losses and loss adjustment expenses . . . . . . . . .          2,801     4,236     6,197     9,611
 Net commissions, brokerage and
    other underwriting . . . . . . . . . . . . . . . . . .         15,699    15,233    30,455    29,591
 Interest expense. . . . . . . . . . . . . . . . . . . . .            127     1,131       633     2,504
 Write-off of unamortized deferred loan fees . . . . . . .            700         -       700         -
 Amortization of goodwill and intangibles. . . . . . . . .            705       916     1,418     1,841
 Other . . . . . . . . . . . . . . . . . . . . . . . . . .            735       683     1,354     1,223
                                                                ---------  --------  --------  --------
                                                                   20,767    22,199    40,757    44,770
                                                                ---------  --------  --------  --------

Income before income taxes . . . . . . . . . . . . . . . .          8,062     7,287    16,979    14,255
Income taxes . . . . . . . . . . . . . . . . . . . . . . .          3,057     2,851     6,454     5,582
                                                                ---------  --------  --------  --------


Net income . . . . . . . . . . . . . . . . . . . . . . . .      $   5,005  $  4,436  $ 10,525  $  8,673
                                                                =========  ========  ========  ========

Weighted average shares outstanding:
 Primary . . . . . . . . . . . . . . . . . . . . . . . . .         15,955    15,402    15,931    15,398
                                                                =========  ========  ========  ========
 Fully diluted . . . . . . . . . . . . . . . . . . . . . .         15,968    15,729    15,968    15,718
                                                                =========  ========  ========  ========

Earnings per share:
 Primary . . . . . . . . . . . . . . . . . . . . . . . . .      $     .31  $    .28  $    .66  $    .56
                                                                =========  ========  ========  ========


 Fully diluted . . . . . . . . . . . . . . . . . . . . . .      $     .31  $    .28  $    .66  $    .55
                                                                =========  ========  ========  ========






The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                      -------------------------
                                                                                      1996                 1995
                                                                                      ----                 ----
OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  10,525      $      8,673
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .       2,341             2,562
   Accretion of bond discount, net . . . . . . . . . . . . . . . . . . . . . . . .        (317)           (1,541)
   Net investment gains. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,655)              (32)
 Changes in:
   Reserve for unpaid losses and loss adjustment expenses. . . . . . . . . . . . .         707             4,302
   Reserve for unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . .       7,091             3,531
   Deferred income taxes, net. . . . . . . . . . . . . . . . . . . . . . . . . . .       5,896             4,551
   Other assets and liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      (8,198)           (5,823)
                                                                                     ---------       -----------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . .      16,390            16,223
                                                                                     ---------       -----------

INVESTING ACTIVITIES:
 Securities available-for-sale:
   Purchases - fixed maturities. . . . . . . . . . . . . . . . . . . . . . . . . .     (51,725)          (42,520)
   Sales - fixed maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,463            35,012
   Maturities - fixed maturities . . . . . . . . . . . . . . . . . . . . . . . . .      27,507            22,196
   Purchases - equity securities . . . . . . . . . . . . . . . . . . . . . . . . .        (190)                -
   Sales - equity securities . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,813             3,593
 Securities held-to-maturity:
   Purchases - fixed maturities. . . . . . . . . . . . . . . . . . . . . . . . . .           -            (4,640)
   Maturities - fixed maturities . . . . . . . . . . . . . . . . . . . . . . . . .           -             4,200
 Change in short-term investments. . . . . . . . . . . . . . . . . . . . . . . . .     (74,702)          (14,069)
 Net proceeds from the sale of UCHC. . . . . . . . . . . . . . . . . . . . . . . .      28,024                 -
 Change in other investments . . . . . . . . . . . . . . . . . . . . . . . . . . .         475               850
 Capital expenditures, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,280)             (895)
                                                                                     ---------       -----------
Net cash provided by investing activities. . . . . . . . . . . . . . . . . . . . .       7,385             3,727
                                                                                     ---------       -----------

FINANCING ACTIVITIES:
 Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . . . .     (25,000)          (20,000)
 Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5               107
                                                                                     ---------       -----------
Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . .     (24,995)          (19,893)
                                                                                     ---------       -----------

Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,220)               57
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,001             4,131
                                                                                     ---------       -----------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1,781       $     4,188
                                                                                     =========       ===========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      646      $     2,542
   Income taxes, net of refunds. . . . . . . . . . . . . . . . . . . . . . . . . .   $      765      $       181


 The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


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

2.     INVESTMENTS

  The cost and estimated fair value of investments at June 30, 1996 were as follows (dollars in thousands):

                                                             Amortized        Gross          Gross         Estimated
                                                               Cost         Unrealized      Unrealized        Fair
                                                              or Cost         Gains          Losses          Value
                                                            ----------     -----------    ------------    -----------
Available-For-Sale Securities
- -----------------------------
Fixed maturities:
U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies:
 U.S. Treasury notes . . . . . . . . . . . . . . . . . . .  $   6,169      $        54     $       (30)  $      6,193
 Collateralized mortgage obligations . . . . . . . . . . .     27,996              260             (72)        28,184
 Mortgage pass-through securities. . . . . . . . . . . . .     39,092               71            (280)        38,883
Obligations of states and political subdivisions . . . . .      3,887               11              (4)         3,894
Non-agency collateralized mortgage obligations . . . . . .     25,566              138            (162)        25,542
Asset-backed securities:
 Second mortgages/home equity loans. . . . . . . . . . . .     30,025               60            (287)        29,798
 Other underlying assets . . . . . . . . . . . . . . . . .      7,673               24            (188)         7,509
                                                            ---------      -----------     -----------   ------------
  Total fixed maturities . . . . . . . . . . . . . . . . .    140,408              618          (1,023)       140,003
Equity securities. . . . . . . . . . . . . . . . . . . . .      6,611              112            (215)         6,508
                                                            ---------      -----------     -----------   ------------
  Total available-for-sale securities. . . . . . . . . . .  $ 147,019      $       730     $    (1,238)  $    146,511
                                                            =========      ===========     ===========   ============
Equity trading securities. . . . . . . . . . . . . . . . .  $   3,315      $       157     $      (290)  $      3,182
                                                            =========      ===========     ===========   ============


3.     REINSURANCE

  The effect of reinsurance on premiums written and earned for the six months ended June 30, 1996 and 1995 was as follows (dollars in thousands):

                                                    1996                              1995
                                         ---------------------------     -----------------------------
                                           Written         Earned           Written          Earned
                                         -----------   -------------     -------------    ------------
  Direct . . . . . . . . . . . . . . . . $    60,776   $      55,422     $      58,329    $     55,806
  Assumed. . . . . . . . . . . . . . . .          82              31                87             181
  Ceded. . . . . . . . . . . . . . . . .      (9,863)         (8,920)           (7,093)         (7,327)
                                         -----------   -------------     -------------    ------------
  Net premiums . . . . . . . . . . . . . $    50,995   $      46,533     $      51,323    $     48,660
                                         ===========   =============     =============    ============

  The effect of reinsurance on losses and loss adjustment expenses incurred for the six months ended June 30, 1996 and 1995 was as follows (dollars in thousands):

                                                                1996             1995
                                                                ----             ----
  Gross losses and loss adjustment expenses  . . . . . . .  $      9,430    $      12,753
  Reinsurance recoveries . . . . . . . . . . . . . . . . .        (3,233)          (3,142)
                                                            ------------    -------------
  Net losses and loss adjustment expenses  . . . . . . . .  $      6,197    $       9,611
                                                            ============    =============

4.     SALE OF SUBSIDIARY

  On May 22, 1996, the Company closed on the sale of United Capitol Holding Company ("UCHC") and its subsidiaries, United Capitol Insurance Company ("United Capitol"), United Capitol Managers, Inc. and Fischer Underwriting Group, Incorporated ("Fischer"), to a subsidiary of Frontier Insurance Group, Inc. The operating results of UCHC and its subsidiaries are reflected in Capsure's results through the closing date. Net proceeds to Capsure were approximately $77 million, which included the purchase price for the capital stock of UCHC and the release of United Capitol's excess statutory surplus at closing.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 JUNE 30, 1996

GENERAL
  The following is a discussion and analysis of the operating results, financial condition, liquidity, and capital resources of Capsure Holdings Corp. and subsidiaries ("Capsure" or the "Company") for the periods ended June 30, 1996 compared to the corresponding periods in 1995.

  The Company, through its principal subsidiaries, Western Surety Company ("Western Surety"), acquired in August 1992, and Universal Surety of America ("Universal Surety"), acquired in September 1994, provides surety and fidelity bonds in all 50 states through a combined network of 120,000 independent agents.

  On May 22, 1996, the Company closed on the sale of United Capitol Holding Company ("UCHC") and its subsidiaries, United Capitol Insurance Company ("United Capitol"), United Capitol Managers, Inc. and Fischer Underwriting Group, Incorporated ("Fischer"), to a subsidiary of Frontier Insurance Group, Inc. The operating results of UCHC and its subsidiaries are reflected in Capsure's results through the closing date. Net proceeds to Capsure were approximately $77 million, which included the purchase price for the capital stock of UCHC and the release of United Capitol's excess statutory surplus at closing. Prior to closing, the Company amended the Credit Facility (as herein defined) to permit the sale of UCHC.

   As announced on May 28, 1996, Capsure has retained Smith Barney Inc. to advise and assist the Board of Directors in an assessment of the strategic options available to the Company to enhance long-term value for its stockholders. Options being explored include recapitalization of Capsure by means of the payment of a leveraged, special dividend to stockholders and a possible sale or merger of Capsure or its subsidiaries. At this time, the Board of Directors is still collecting and evaluating information. Board action is anticipated in the fourth quarter of this year.

RESULTS OF OPERATIONS
  The components of net income for each period are summarized as follows (dollars in thousands):

                                                Three Months Ended         Six Months Ended
                                                       June 30,               June 30,
                                                --------------------    ---------------------
                                                   1996         1995        1996      1995
                                                   ----         ----        ----      ----
Underwriting income. . . . . . . . . . . . . .  $   4,684   $   4,695   $   9,881   $   9,458
Net investment income. . . . . . . . . . . . .      4,512       5,235       9,546      10,328
Net investment gains . . . . . . . . . . . . .      1,132          86       1,655          32
Interest expense . . . . . . . . . . . . . . .       (127)     (1,131)       (633)     (2,504)
Write-off of unamortized deferred loan fees. .       (700)          -        (700)          -
Amortization of goodwill and intangibles . . .       (705)       (916)     (1,418)     (1,841)
Other expenses, net. . . . . . . . . . . . . .       (734)       (682)     (1,352)     (1,218)
                                                ---------    --------     --------    --------
Income before income taxes . . . . . . . . . .      8,062       7,287      16,979      14,255
Income taxes . . . . . . . . . . . . . . . . .      3,057       2,851       6,454       5,582
                                                ---------    --------    --------    --------
    Net income . . . . . . . . . . . . . . . .  $   5,005   $   4,436   $  10,525   $   8,673
                                                =========   =========   =========   =========

Insurance Underwriting
  Underwriting results for the three months ended June 30, 1996 and 1995 are summarized in the following table (dollars in thousands):

                                               Surety and Fidelity  Excess and Surplus Lines    Consolidated
                                              --------------------  ------------------------  ----------------
                                                1996       1995      1996       1995          1996         1995
                                                ----       ----      ----       ----          ----         ----
Gross written premiums . . . . . .          $  24,201  $  22,321     $  3,545  $  4,298       $  27,746  $   26,619
                                            =========  =========     ========  ========       =========  ==========
Net written premiums . . . . . . .          $  22,790  $  21,454     $  1,334  $  2,274       $  24,124  $   23,728
                                            =========  =========     ========  ========       =========  ==========
Net earned premiums. . . . . . . .          $  21,926  $  20,838     $  1,258  $  3,326       $  23,184  $   24,164
                                            ---------  ---------     --------  --------       ---------  ----------
Net losses and loss adjustment . .              1,622      3,056        1,179     1,180           2,801       4,236
Underwriting expenses. . . . . . .             15,484     14,194          215     1,039          15,699      15,233
                                            ---------  ---------     --------  --------       ---------  ----------
Total losses and expenses. . . . .             17,106     17,250        1,394     2,219          18,500      19,469
                                            ---------  ---------     --------  --------       ---------  ----------
Underwriting income. . . . .                $   4,820  $   3,588     $   (136) $  1,107       $   4,684  $    4,695
                                            =========  =========     ========  ========       =========  ==========
Loss ratio . . . . . . . .                       7.4%       14.7%        93.7%     35.5%           12.1%       17.5%
Expense ratio. . . . . . .                      70.6        68.1         17.3      31.2            67.7        63.1
                                            ---------  ---------     --------  --------       ---------  ----------
Combined ratio . . . . . .                      78.0%       82.8%       111.0%     66.7%           79.8%       80.6%
                                            =========  =========     ========  ========       =========  ==========

  Surety and fidelity represents the combined results of Western Surety and Universal Surety. Surety and fidelity are the principal lines of business of Western Surety and Universal Surety. Excess and surplus lines represents the results of United Capitol through May 22, 1996. United Capitol's principal lines of business are other liability, product liability and commercial property primarily written on an excess and surplus lines basis.

  Gross written premiums increased 4.2%, or $1.1 million, for the three months ended June 30, 1996. Surety and fidelity gross written premiums increased 8.4%, or $1.9 million, due to strong growth in the contract surety and insurance agents' and brokers' errors and omissions ("E&O") businesses and modest growth in miscellaneous surety bond premium volume. United Capitol's gross written premiums decreased 17.5%, or $0.8 million, in 1996 as compared to a full quarter in 1995.

  Net earned premiums decreased 4.1%, or $1.0 million, for the three months ended June 30, 1996. Surety and fidelity net earned premiums increased 5.2%, or $1.1 million, in 1996 compared to 1995. United Capitol's net earned premiums decreased 62.2%, or $2.1 million in 1996, reflecting decreased premium volume and lower net retentions.

  Underwriting income for the three months ended June 30, 1996 was essentially flat as compared to the prior year quarter despite reduced net earned premiums. At the surety and fidelity operations, improved loss experience was partially offset by increased underwriting expenses. The consolidated combined ratio decreased to 79.8% in 1996 from 80.6% in 1995. The consolidated loss ratio decreased to 12.1% in 1996 from 17.5% in 1995. The surety and fidelity loss ratio decreased to 7.4% in 1996 from 14.7% in 1995 due to favorable loss trends on the current accident year and positive development of prior years' loss reserves. United Capitol's loss ratio increased to 93.7% in 1996 from 35.5% in 1995 on reduced net earned premiums, reflecting increased incurred loss activity in the second quarter of 1996.

  The consolidated expense ratio increased to 67.7% in 1996, compared to 63.1% in 1995. The surety and fidelity expense ratio increased to 70.6% in 1996 from 68.1% in 1995, reflecting the effects of expansion of the contract surety business and costs associated with ongoing reengineering and automation efforts in the surety and fidelity operations. United Capitol's expense ratio decreased significantly to 17.3% in 1996 compared to 31.2% in 1995. The expense ratios in both periods were favorably affected by the recognition of contingent commission income.

  Underwriting results for the six months ended June 30, 1996 and 1995 are summarized in the following table (dollars in thousands):



                                        Surety and Fidelity        Excess and Surplus Lines         Consolidated
                                       --------------------        ------------------------      ---------------------
                                       1996            1995           1996             1995        1996         1995
Gross written premiums . . . . . .  $  49,795        $ 47,736     $   11,063      $    10,680    $   60,858  $  58,416
                                    =========        ========     ==========      ===========    ==========  =========
Net written premiums . . . . . . .  $  47,168        $ 45,765     $    3,827      $     5,558    $   50,995  $  51,323
                                    =========        ========     ==========      ===========    ==========  =========
Net earned premiums. . . . . . . .  $  43,303        $ 41,526     $    3,230      $     7,134    $   46,533  $  48,660
                                    ---------        --------     ----------      -----------    ----------  ---------
Net losses and loss adjustment . .      4,587           6,180          1,610            3,431         6,197      9,611
Underwriting expenses. . . . . . .     30,322          28,381            133            1,210        30,455     29,591
                                    ---------        --------     ----------      -----------    ----------  ---------
Total losses and expenses. . . . .     34,909          34,561          1,743            4,641        36,652     39,202
                                    ---------        --------     ----------      -----------    ----------  ---------
Underwriting income. . . . . . . .  $   8,394        $  6,965     $    1,487      $     2,493    $    9,881  $   9,458
                                    =========        ========     ==========      ===========    ==========  =========
Loss ratio . . . . . . . . . . . .      10.6%            14.9%          49.8%           48.1%          13.3%      19.8%
Expense ratio. . . . . . .              70.0             68.3            4.2            17.0           65.5       60.8
                                    ---------        --------     ----------      -----------    ----------  ---------
Combined ratio . . . . . .              80.6%            83.2%          54.0%           65.1%          78.8%      80.6%
                                    =========        ========     ==========      ===========    ==========  =========


  The following discussion highlights significant variances for the six months ended June 30, 1996 as compared to the corresponding period in 1995. Unless otherwise provided, explanations are consistent with those described in the preceding quarterly discussion.

  Gross written premiums increased 4.2%, or $2.4 million, for the six months ended June 30, 1996. Surety and fidelity gross written premiums increased 4.3%, or $2.1 million, reflecting strong growth in the contract surety and insurance agents' and brokers' E&O businesses. Public official bond premiums were lower than in 1995, as expected, since writings for this product typically increase every other year following the November elections. Net earned premiums decreased 4.4%, or $2.1 million, for the six months ended June 30, 1996, reflecting a decrease of $3.9 million at United Capitol, partially offset by an increase of $1.8 million in surety and fidelity operations. Underwriting income for the six months ended June 30, 1996 increased 4.5%, or $0.4 million. The consolidated loss ratio decreased to 13.3% in the first half of 1996 from 19.8% in the comparable period in 1995. The consolidated expense ratio increased to 65.5% for the six months ended June 30, 1996 from 60.8% in the comparable period in 1995.

INVESTMENT INCOME
  Net investment income for the three months ended June 30, 1996 and 1995 was $4.5 million and $5.2 million, respectively. The average pretax yields of the portfolio for the three months ended June 30, 1996 and 1995 was 6.8% for both years. Net investment income for the six months ended June 30, 1996 and 1995 was $9.5 million and $10.3 million, respectively. The average pretax yields of the portfolio for the six months ended June 30, 1996 and 1995 were 6.9% and 6.7%, respectively.

  Capsure's insurance companies invest funds provided by operations predominantly in high-quality, short-duration, taxable fixed income securities. The preservation of capital and utilization of the Company's available net operating tax loss carryforwards ("NOLs") are Capsure's principal investment objectives.

ANALYSIS OF OTHER OPERATIONS
  Net investment gains were $1.1 million and $0.1 million for the three months ended June 30, 1996 and 1995, respectively. Net investment gains on securities held at the parent company level were $0.8 million in the second quarter of 1996 compared to $0.3 million in the second quarter of 1995. Net investment gains (losses) of $0.3 million in the second quarter of 1996 and ($0.2) million in the second quarter of 1995 were recognized at the insurance operations. Net investment gains were $1.7 million for the six months ended June 30, 1996, and were negligible in the same period in 1995. Net investment gains on securities held at the parent company level were $0.8 million in 1996 compared to $0.7 million in 1995. Net investment gains (losses) of $0.9 million in 1996 and $(0.7) million in 1995 were recognized at the insurance operations.

  Amortization expense was $0.7 million and $0.9 million for the three months
ended June 30, 1996 and 1995, respectively.   Amortization expense in the
second quarter of 1996 and 1995 included $0.3 million of amortization of intangible assets in both periods, and $0.4 million and $0.6 million, respectively, of amortization of excess cost over net assets acquired related to the acquisitions of Western Surety, Universal Surety, United Capitol and Fischer. Amortization expense was not recorded in 1996 for the goodwill associated with the United Capitol operations. Such goodwill was reduced at December 31, 1995 to reflect the estimated net realizable value on the sale of those operations. Excess cost over net assets acquired is amortized over 40 years. Other intangible assets are amortized over periods ranging from three to 20 years. Amortization expense was $1.4 million for the six months ended June 30, 1996 and $1.8 million in 1995.

    Interest expense was $0.1 million and $1.1 million for the three months ended June 30, 1996 and 1995, respectively. The Company's average debt outstanding for the three months ended June 30, 1996 was approximately $3.4 million compared to $55.3 million in 1995. The weighted average interest rates on outstanding balances were 6.2% and 7.1% for the three months ended June 30, 1996 and 1995, respectively. Interest expense was $0.6 million and $2.5 million for the six months ended June 30, 1996 and 1995, respectively.
The Company's average debt outstanding for the six months ended June 30, 1996 was approximately $11.7 million compared to $61.6 million in 1995.
The weighted average interest rates on outstanding balances were 6.3% and 7.1% for the six months ended June 30, 1996 and 1995, respectively. In connection with the amendment of the Credit Facility (as herein defined) during the second quarter of 1996, the Company incurred a $0.7 million write-off of unamortized deferred loan fees.

INCOME TAXES
  Income taxes were $3.1 million and $2.9 million for the three months ended June 30, 1996 and 1995, respectively. Income taxes were $6.5 million and $5.6 million for the six months ended June 30, 1996 and 1995, respectively. The effective income tax rates for the six months ended June 30, 1996 and 1995 were 38.0% and 39.2%, respectively. The decrease in the 1996 effective tax rate was principally attributable to a decreased level of nondeductible goodwill amortization. The Company's income tax expense does not approximate actual taxes paid, primarily due to the utilization of the Company's NOLs. Actual taxes paid were $0.8 million and $0.2 million for the six months ended June 30, 1996 and 1995, respectively.

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

  The Company's consolidated net cash flow provided by operating activities was $16.4 million and $16.2 million for the six months ended June 30, 1996 and 1995, respectively. Consolidated operating cash flow (pretax income excluding the write-off of deferred loan fees, net investment gains (losses) and amortization of goodwill and intangibles) for the six months ended June 30, 1996, was $17.4 million as compared to $16.1 million in 1995.

  On March 29, 1994, the Company entered into a senior reducing revolving credit agreement with a syndicate of banks for $135 million (the "Credit Facility"). At closing, $68 million of funds drawn under the Credit Facility, together with a portion of the Company's cash, were used to repay $84.6 million of previously existing bank term debt. The Company borrowed $28 million for the acquisition of Universal Surety in September 1994.

  Concurrent with the sale of UCHC, Capsure and its lenders entered into an agreement to amend and restate the Credit Facility. The amendment reduced the commitment to $100 million from $135 million and permits an initial draw of up to $70 million for a special dividend to stockholders. The remaining $30 million of availability may be used for additional dividends, stock repurchases, acquisitions, and for general corporate purposes. Transaction costs totaled approximately $0.5 million. The credit available under the Credit Facility reduces semi-annually commencing March 31, 1997 and expires March 31, 2003. Interest on borrowings under the facility varies based on leverage. There were no outstanding balances under the Credit Facility as of June 30, 1996.

  Principal and interest payments required under the Credit Facility are funded principally by dividend and income tax sharing payments received from Capsure's insurance subsidiaries. In the six months ended June 30, 1996 and 1995, Capsure received $60.0 million (including $59.9 million of dividends requiring prior approval from state regulatory authorities) and $14.2 million (including $7.0 million of dividends requiring prior approval from state regulatory authorities), respectively, in dividends from its insurance subsidiaries. Capsure received $10.2 million and $7.2 million in dividends from its surety and fidelity subsidiaries for the six months ended June 30, 1996 and 1995, respectively. Capsure received tax sharing payments from its subsidiaries of $12.2 million and $5.8 million in the six months ended June 30, 1996 and 1995, respectively, of which $5.4 million and $3.7 million were from its surety and fidelity subsidiaries.

  On May 24, 1995, the Board of Directors of the Company approved a stock repurchase plan. The plan authorizes the Company to repurchase up to 500,000 shares of its common stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of June 30, 1996, no shares have been repurchased under this plan.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings   -   None.

ITEM 2. Changes in the Rights of the Company's Security Holders   -   None.

ITEM 3. Defaults Upon Senior Securities   -   None.

ITEM 4. Submission of Matters to a Vote of Security Holders:

        At the Annual Meeting of Shareholders held on May 23, 1996, shareholders voted to elect twelve directors to serve one-year terms. Those elected were:

           Nominee             Votes For   Votes Withheld
        -----------------      ----------    -------
        Rod F. Dammeyer        11,666,445    497,481
        Herbert A. Denton      11,666,748    497,178
        Bradbury Dyer III      11,666,748    497,178
        Talton R. Embry        11,653,990    509,936
        Bruce A. Esselborn     11,666,348    497,578
        Dan L. Kirby           11,666,348    497,578
        Joe P. Kirby           11,666,348    497,578
        Donald W. Phillips     11,666,484    497,442
        Sheli Z. Rosenberg     11,666,709    497,217
        L.G. Schafran          11,666,709    497,217
        Richard I. Weingarten  11,666,484    497,442
        Samuel Zell            11,666,709    497,217

        In addition, shareholders voted to approve the Amended and Restated 1990 Stock Option Plan. Those votes were cast as follows:

   Votes For:  10,443,383;  Votes Against:  1,693,148;  Abstentions:  27,395.

ITEM 5. Other Information   -   None.

ITEM 6. Exhibits and Reports on Form 8-K:
        (a) Exhibits:
            27. Financial Data Schedule.

        (b) Reports on Form 8-K:
            June 3, 1996 -- Sale of United Capitol to a subsidiary of Frontier Insurance Group, Inc. completed and Capsure retained Smith Barney to assess strategic options.

- --------------------------------

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The statements which are not historical facts contained in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, product and policy demand and market response risks, the effect of economic conditions, the impact of competitive products, policies and pricing, product and policy development, regulatory changes and conditions, rating agency policies and practices, development of claims and the effect on loss reserves, the performance of reinsurance companies under reinsurance contracts with the Company, investment portfolio developments and reaction to market conditions, the results of financing efforts, the actual closing of contemplated transactions and agreements, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings. No assurance can be given that the actual results of operations and financial condition will conform to the forward-looking statements contained herein.

                              SIGNATURES




  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                               CAPSURE HOLDINGS CORP.
                               (Registrant)




                          /s/ Mary Jane Robertson
                         ------------------------
                         Mary Jane Robertson
                         Senior Vice President and
                         Chief Financial Officer
                         (Principal Financial Officer)




                         /s/ John S. Heneghan
                         ------------------------
                         John S. Heneghan
                         Vice President and Controller
                         (Principal Accounting Officer)





Date:              August 12 ,  1996
     -------------------------------------