Form 10-Q
period 1996-09-30
CAPSURE HOLDINGS CORP
filed 1996-11-08
CIK 73313

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                    ________________________________________


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

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

15,748,749 shares of Common Stock, $.05 par value as of October 31, 1996.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES



                                     INDEX



                                                                                                                     Page
                                                                                                                     ----
Part I. Financial Information (Unaudited):

        Item 1.   Condensed Consolidated Financial Statements:

                  Consolidated Balance Sheets at September 30, 1996 and December 31, 1995   . . . . . . . . . . . .     3

                  Consolidated Statements of Income for the Periods Ended
                  September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

                  Notes to Consolidated Financial Statements at September 30, 1996    . . . . . . . . . . . . . . .     6

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

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

        Item 4.   Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . . .  14

        Item 5.   Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

        Item 6.   Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                      September 30,      December 31,
                                                                                          1996               1995
                                                                                    -----------------  -----------------
                                       ASSETS
Invested assets and cash:
   Fixed maturities, at fair value (amortized cost: $133,636; $233,276) . . . . .    $       133,255    $       235,718
   Equity securities, at fair value (cost: $3,687; $27,124) . . . . . . . . . . .              3,826             27,753
   Short-term investments, at cost which approximates fair value  . . . . . . . .            106,996             37,865
   Other investments, at fair value . . . . . . . . . . . . . . . . . . . . . . .              2,829              3,219
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,370              3,001
                                                                                     ---------------    ---------------
                                                                                             249,276            307,556

Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . . . .             28,486             27,057
Reinsurance receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,209             40,097
Intangible assets, net of amortization  . . . . . . . . . . . . . . . . . . . . .             14,591             15,715
Excess cost over net assets acquired, net of amortization . . . . . . . . . . . .             62,358             68,443
Deferred income taxes, net of valuation allowance . . . . . . . . . . . . . . . .             19,537             29,293
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             26,722             26,607
                                                                                     ---------------    ---------------
   Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       408,179    $       514,768
                                                                                     ===============    ===============

                                    LIABILITIES
Reserves:
   Unpaid losses and loss adjustment expenses . . . . . . . . . . . . . . . . . .    $        40,009    $       126,061
   Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             70,276             76,781
                                                                                     ---------------    ---------------
                                                                                             110,285            202,842

Reinsurance payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --                773
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --             25,000
Dividend payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            156,247                 --
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             22,452             28,849
                                                                                     ---------------    ---------------
   Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            288,984            257,464
                                                                                     ---------------    ---------------

Commitments and contingencies

                               STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 5,000,000 shares authorized;
   none issued and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . .                 --                 --
Common stock, par value $.05 per share, 25,000,000 shares authorized;
   15,624,749 shares issued at September 30, 1996;
   15,408,749 shares issued at December 31, 1995  . . . . . . . . . . . . . . . .                781                770
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .            118,265            179,276
Retained earnings from August 1, 1986 (date of reorganization)  . . . . . . . . .                 --             75,286
Unrealized gain on securities, net of deferred income taxes . . . . . . . . . . .                149              1,972
                                                                                     ---------------    ---------------
   Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .            119,195            257,304
                                                                                     ---------------    ---------------
                                                                                     $       408,179    $       514,768
                                                                                     ===============    ===============



   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                           Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                     ------------------------------    ------------------------------
                                                          1996             1995             1996             1995
                                                     -------------    -------------    -------------    -------------
Revenues:
  Net earned premiums   . . . . . . . . . . . .      $      22,856    $      24,559    $      69,389    $      73,219
  Net investment income   . . . . . . . . . . .              3,985            5,056           13,531           15,384
  Net investment gains (losses)   . . . . . . .                 37             (184)           1,692             (152)
  Other income  . . . . . . . . . . . . . . . .                  2                1                4                6
                                                     -------------    -------------    -------------    -------------
                                                            26,880           29,432           84,616           88,457
                                                     -------------    -------------    -------------    -------------
Expenses:
  Net losses and loss adjustment expenses   . .              2,014            3,864            8,211           13,475
  Net commissions, brokerage and
   other underwriting  . . . . . . . . . . . . .            16,177           15,979           46,632           45,570
  Interest expense  . . . . . . . . . . . . . .                 82              919              715            3,423
  Write-off of unamortized deferred loan fees                   --               --              700               --
  Non-recurring compensation  . . . . . . . . .              6,341               --            6,341               --
  Amortization of goodwill and intangibles  . .                702              908            2,120            2,749
  Other   . . . . . . . . . . . . . . . . . . .                665              527            2,019            1,750
                                                     -------------    -------------    -------------    -------------
                                                            25,981           22,197           66,738           66,967
                                                     -------------    -------------    -------------    -------------

Income before income taxes  . . . . . . . . . .                899            7,235           17,878           21,490
Income taxes  . . . . . . . . . . . . . . . . .                342            2,816            6,796            8,398
                                                     -------------    -------------    -------------    -------------
Net income  . . . . . . . . . . . . . . . . . .      $         557    $       4,419    $      11,082    $      13,092
                                                     =============    =============    =============    =============

Weighted average shares outstanding:
  Primary   . . . . . . . . . . . . . . . . . .             16,429           15,409           16,389           15,402
                                                     =============    =============    =============    =============
  Fully diluted   . . . . . . . . . . . . . . .             16,448           15,726           16,430           15,710
                                                     =============    =============    =============    =============

Earnings per share:
  Primary   . . . . . . . . . . . . . . . . . .      $         .02    $         .29    $         .68    $         .85
                                                     =============    =============    =============    =============
  Fully diluted   . . . . . . . . . . . . . . .      $         .02    $         .28    $         .68    $         .83
                                                     =============    =============    =============    =============





   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                             --------------------------
                                                                                                 1996           1995
                                                                                             -----------    -----------
OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    11,082    $    13,092
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,456          3,831
  Accretion of bond discount, net . . . . . . . . . . . . . . . . . . . . . . . . . . .             (376)        (1,959)
  Net investment (gains) losses . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,692)           152
  Non-recurring compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,341             --
 Changes in:
  Reserve for unpaid losses and loss adjustment expenses  . . . . . . . . . . . . . . .           (1,229)         2,354
  Reserve for unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,163          1,910
  Deferred income taxes, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,940          6,842
  Other assets and liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (6,161)        (1,309)
                                                                                             -----------    -----------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . .           23,524         24,913
                                                                                             -----------    -----------

INVESTING ACTIVITIES:
 Securities available-for-sale:
  Purchases - fixed maturities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (62,082)       (77,044)
  Sales - fixed maturities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           67,372         53,634
  Maturities - fixed maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           36,970         38,865
  Purchases - equity securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (190)            --
  Sales - equity securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22,451          6,143
  Receivable for securities sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,247)        (3,634)
 Securities held-to-maturity:
  Purchases - fixed maturities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --         (4,981)
  Maturities - fixed maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --          4,200
 Change in short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . .          (86,725)        (5,051)
 Net proceeds from the sale of UCHC . . . . . . . . . . . . . . . . . . . . . . . . . .           28,024             --
 Change in other investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              390          1,689
 Capital expenditures, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,150)        (1,126)
                                                                                             -----------    -----------
Net cash provided by investing activities . . . . . . . . . . . . . . . . . . . . . . .              813         12,695
                                                                                             -----------    -----------

FINANCING ACTIVITIES:
 Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .          (25,000)       (37,000)
 Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               32            107
                                                                                             -----------    -----------
Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . . . .          (24,968)       (36,893)
                                                                                             -----------    -----------

Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (631)           715
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,001          4,131
                                                                                             -----------    -----------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     2,370    $     4,846
                                                                                             ===========    ===========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       737    $     3,294
  Income taxes, net of refunds. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     1,027    $       369


   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


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

2.INVESTMENTS

  The cost and estimated fair value of investments at September 30, 1996 were as follows (dollars in thousands):

                                                           Amortized        Gross          Gross        Estimated
                                                              Cost        Unrealized    Unrealized        Fair
                                                            or Cost          Gains         Losses         Value
                                                       ----------------- ------------   -----------    -----------
Available-For-Sale Securities
-----------------------------
Fixed maturities:
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies:
  U.S. Treasury notes   . . . . . . . . . . . . . .      $       6,769   $        47   $        (28)   $      6,788
  Collateralized mortgage obligations   . . . . . .             29,793           223            (80)         29,936
  Mortgage pass-through securities  . . . . . . . .             37,440            77           (229)         37,288
Obligations of states and political subdivisions  .              3,151             3            (25)          3,129
Non-agency collateralized mortgage obligations  . .             22,109            50           (123)         22,036
Asset-backed securities:
  Second mortgages/home equity loans  . . . . . . .             27,096            48           (204)         26,940
  Other underlying assets   . . . . . . . . . . . .              7,278            24           (164)          7,138
                                                         -------------   -----------   ------------    ------------
Total fixed maturities  . . . . . . . . . . . . . .            133,636           472           (853)        133,255
Equity securities . . . . . . . . . . . . . . . . .              3,687           185            (46)          3,826
                                                         -------------   -----------   ------------    ------------
  Total available-for-sale securities   . . . . . .      $     137,323   $       657   $       (899)   $    137,081
                                                         =============   ===========   ============    ============

3.REINSURANCE

  The effect of reinsurance on premiums written and earned for the nine months ended September 30, 1996 and 1995 was as follows (dollars in thousands):

                                                                    1996                            1995
                                                         --------------------------      ---------------------------
                                                           Written         Earned          Written         Earned
                                                         ----------     -----------      ----------      -----------
  Direct  . . . . . . . . . . . . . . . . . . . . .      $   83,724     $    80,150      $   84,634      $    84,373
  Assumed   . . . . . . . . . . . . . . . . . . . .              72              46             126              219
  Ceded   . . . . . . . . . . . . . . . . . . . . .         (10,855)        (10,807)        (10,740)         (11,373)
                                                         ----------     -----------      ----------      -----------
  Net premiums  . . . . . . . . . . . . . . . . . .      $   72,941     $    69,389      $   74,020      $    73,219
                                                         ==========     ===========      ==========      ===========

  The effect of reinsurance on losses and loss adjustment expenses incurred for the nine months ended September 30, 1996 and 1995 was as follows (dollars in thousands):

                                                                           1996             1995
                                                                        ----------       ----------
  Gross losses and loss adjustment expenses   . . . . . . . . . . .     $   11,642      $    18,183
  Reinsurance recoveries  . . . . . . . . . . . . . . . . . . . . .         (3,431)          (4,708)
                                                                        ----------       ----------
  Net losses and loss adjustment expenses   . . . . . . . . . . . .     $    8,211      $    13,475
                                                                        ==========      ===========

4.SALE OF SUBSIDIARY

  On May 22, 1996, the Company closed on the sale of United Capitol Holding Company ("UCHC") and its subsidiaries, United Capitol Insurance Company ("United Capitol"), United Capitol Managers, Inc. and Fischer Underwriting Group, Incorporated ("Fischer"), to a subsidiary of Frontier Insurance Group, Inc. The operating results of UCHC and its subsidiaries are reflected in Capsure's results through the closing date. Net proceeds to Capsure were approximately $77 million, which included the purchase price for the capital stock of UCHC and the release of United Capitol's excess statutory surplus at closing. The goodwill associated with the 1990 acquisition of United Capitol was reduced to estimated net realizable value as of December 31, 1995, resulting in a $13.2 million impairment of goodwill in 1995.

5.EQUITY RESTRUCTURING

  On September 11, 1996, the Company declared a special cash dividend in the amount of $10 per share of common stock, payable to all holders of record as of September 25, 1996. The declaration of the special dividend was the result of the previously announced review of strategic alternatives undertaken by Capsure's Board of Directors. Approximately $86.4 million ($5.53 per share) of the $156.2 million total dividend was paid out of available retained earnings, with the excess of $69.8 million ($4.47 per share) charged to additional paid-in capital. The special dividend was paid on October 4, 1996 and was funded from $62 million of borrowings under Capsure's revolving credit agreement and approximately $94 million from available cash and marketable securities accumulated at the parent company level. In connection with the payment of the special dividend, the Board of Directors also authorized a corresponding repricing of all outstanding stock options. This resulted in a new measurement date for the stock options under applicable accounting pronouncements and required the Company to record in the third quarter of 1996 a non-recurring compensation charge of $4.1 million, after applicable income taxes, or 25 cents per share ($3.6 million, or 22 cents per share, was non-cash).

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1996

GENERAL
  The following is a discussion and analysis of the operating results, financial condition, liquidity, and capital resources of Capsure Holdings Corp. and subsidiaries ("Capsure" or the "Company") for the periods ended September 30, 1996 compared to the corresponding periods in 1995.

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

  On September 11, 1996, the Company declared a special cash dividend in the amount of $10 per share of common stock, payable to all holders of record as of September 25, 1996. The declaration of the special dividend was the result of the previously announced review of strategic alternatives undertaken by Capsure's Board of Directors. The special dividend was paid on October 4, 1996 and was funded from $62 million of borrowings under Capsure's revolving credit agreement and approximately $94 million from available cash and marketable securities accumulated at the parent company level. In connection with the payment of the special dividend, the Board of Directors also authorized a corresponding repricing of all outstanding stock options. This resulted in a new measurement date for the stock options under applicable accounting pronouncements and required the Company to record in the third quarter of 1996 a non-recurring compensation charge of $4.1 million, after applicable income taxes, or 25 cents per share ($3.6 million, or 22 cents per share, was non-cash).

  RESULTS OF OPERATIONS
  The components of net income for each period are summarized as follows (dollars in thousands):

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                     --------------------------    -------------------------
                                                        1996           1995           1996           1995
                                                     -----------    -----------    -----------    ----------
Underwriting income . . . . . . . . . . . . . . .    $     4,665    $     4,716    $   14,546     $   14,174
Net investment income . . . . . . . . . . . . . .          3,985          5,056        13,531         15,384
Net investment gains (losses) . . . . . . . . . .             37           (184)        1,692           (152)
Interest expense  . . . . . . . . . . . . . . . .            (82)          (919)         (715)        (3,423)
Write-off of unamortized deferred loan fees . . .             --             --          (700)            --
Non-recurring compensation  . . . . . . . . . . .         (6,341)            --        (6,341)            --
Amortization of goodwill and intangibles  . . . .           (702)          (908)       (2,120)        (2,749)
Other expenses, net . . . . . . . . . . . . . . .           (663)          (526)       (2,015)        (1,744)
                                                     -----------    -----------    -----------    ----------
Income before income taxes  . . . . . . . . . . .            899          7,235        17,878         21,490
Income taxes  . . . . . . . . . . . . . . . . . .            342          2,816         6,796          8,398
                                                     -----------    -----------    ----------     ----------
    Net income  . . . . . . . . . . . . . . . . .    $       557    $     4,419    $   11,082     $   13,092
                                                     ===========    ===========    ==========     ==========

INSURANCE UNDERWRITING
  Underwriting results for the three months ended September 30, 1996 and 1995 are summarized in the following table (dollars in thousands):

                                    Surety and Fidelity        Excess and Surplus Lines            Consolidated
                                ----------------------------  ---------------------------          -------------
                                     1996            1995          1996            1995         1996            1995
                                ------------    ------------  -----------     -----------  ------------    ------------
Gross written premiums  . .     $     22,938    $    21,378   $        --     $     4,966  $     22,938    $     26,344
                                ============    ===========   ===========     ===========  ============    ============

Net written premiums  . . .     $     21,946    $    20,499   $        --     $     2,198  $     21,946    $     22,697
                                ============    ===========   ===========     ===========  ============    ============

Net earned premiums . . . .     $     22,856    $    21,517   $        --     $     3,042  $     22,856    $     24,559
                                ------------    -----------   -----------     -----------  ------------    ------------
Net losses and loss adjustment         2,014          2,895            --             969         2,014           3,864
Underwriting expenses . . .           16,177         14,923            --           1,056        16,177          15,979
                                ------------    -----------   -----------     -----------  ------------    ------------
Total losses and expenses .           18,191         17,818            --           2,025        18,191          19,843
                                ------------    -----------   -----------     -----------  ------------    ------------
Underwriting income . . . .     $      4,665    $     3,699   $        --     $     1,017  $      4,665    $      4,716
                                ============    ===========   ===========     ===========  ============    ============

Loss ratio  . . . . . . . .           8.8%             13.5%       --   %          31.9%           8.8%          15.7%
Expense ratio . . . . . . .          70.8              69.3        --              34.7           70.8           65.1
                                ------------    ------------  -----------     -----------  ------------    ------------
Combined ratio  . . . . . .          79.6%             82.8%       --   %          66.6%          79.6%          80.8%
                                ============    ============  ===========     ===========  ============    ===========

  Surety and fidelity represents the combined results of Western Surety and Universal Surety. Surety and fidelity are the principal lines of business of Western Surety and Universal Surety. Excess and surplus lines represents the results of United Capitol through May 22, 1996. United Capitol's principal lines of business were other liability, product liability and commercial property primarily written on an excess and surplus lines basis.

  Gross written premiums decreased 12.9%, or $3.4 million, for the three months ended September 30, 1996. Surety and fidelity gross written premiums increased 7.3%, or $1.6 million, due to continued strong growth in the contract surety and insurance agents' and brokers' errors and omissions ("E&O") businesses and modest growth in miscellaneous surety bond premium volume. United Capitol contributed $5.0 million in gross written premiums in the third quarter of 1995.

  Net earned premiums decreased 6.9%, or $1.7 million, for the three months ended September 30, 1996. Surety and fidelity net earned premiums increased 6.2%, or $1.3 million, in 1996 compared to 1995, primarily due to increased contract surety premium volume. United Capitol contributed $3.0 million in net earned premiums in the third quarter of 1995.

  Underwriting income for the three months ended September 30, 1996 was essentially flat as compared to the prior year quarter despite reduced net earned premiums. At the surety and fidelity operations, underwriting income increased 26.1%, or $1.0 million, on improved loss experience, partially offset by increased underwriting expenses. The consolidated combined ratio decreased to 79.6% in 1996 from 80.8% in 1995. The consolidated loss ratio decreased to 8.8% in 1996 from 15.7% in 1995. The surety and fidelity loss ratio decreased to 8.8% in 1996 from 13.5% in 1995 due to persistent favorable loss trends on the current accident year and positive development of prior years' loss reserves.

  The consolidated expense ratio increased to 70.8% in 1996, compared to 65.1% in 1995. The surety and fidelity expense ratio increased to 70.8% in 1996 from 69.3% in 1995, reflecting costs associated with ongoing re-engineering and automation efforts in the surety and fidelity operations.

  Underwriting results for the nine months ended September 30, 1996 and 1995 are summarized in the following table (dollars in thousands):

                                    Surety and Fidelity        Excess and Surplus Lines           Consolidated
                                ----------------------------  ---------------------------  ----------------------------
                                     1996            1995          1996            1995         1996            1995
                                ------------    ------------  -----------     -----------  ------------    ------------

Gross written premiums  . .     $     72,733    $    69,114   $    11,063     $    15,646  $     83,796    $     84,760
                                ============    ===========   ===========     ===========  ============    ============

Net written premiums  . . .     $     69,114    $    66,264   $     3,827     $     7,756  $     72,941    $     74,020
                                ============    ===========   ===========     ===========  ============    ============

Net earned premiums . . . .     $     66,159    $    63,043   $     3,230     $    10,176  $     69,389    $     73,219
                                ------------    -----------   -----------     -----------  ------------    ------------
Net losses and loss adjustment         6,601          9,075         1,610           4,400         8,211          13,475
Underwriting expenses . . .           46,499         43,304           133           2,266        46,632          45,570
                                ------------    -----------   -----------     -----------  ------------    ------------
Total losses and expenses .           53,100         52,379         1,743           6,666        54,843          59,045
                                ------------    -----------   -----------     -----------  ------------    ------------
Underwriting income . . . .     $     13,059    $    10,664   $     1,487     $     3,510  $     14,546    $     14,174
                                ============    ===========   ===========     ===========  ============    ============

Loss ratio  . . . . . . . .          10.0%           14.4%         49.8%           43.2%         11.8%           18.4%
Expense ratio . . . . . . .          70.3            68.7           4.2            22.3          67.2            62.2
                                ------------    -----------   -----------     -----------  ------------    ------------
Combined ratio  . . . . . .          80.3%           83.1%         54.0%           65.5%         79.0%           80.6%
                                ============    ===========   ===========     ===========  ============    ============


  The following discussion highlights significant variances for the nine months ended September 30, 1996 as compared to the corresponding period in 1995. Unless otherwise provided, explanations are consistent with those described in the preceding quarterly discussion.

  Gross written premiums decreased 1.1%, or $1.0 million, for the nine months ended September 30, 1996. Surety and fidelity gross written premiums increased 5.2% or $3.6 million, reflecting strong growth in the contract surety and insurance agents' and brokers' E&O businesses. United Capitol's gross written premiums decreased $4.6 million in 1996 as compared to a full nine months in 1995. Net earned premiums decreased 5.2%, or $3.8 million, for the nine months ended September 30, 1996, reflecting a decrease of $6.9 million at United Capitol, partially offset by an increase of $3.1 million in surety and fidelity operations. Underwriting income for the nine months ended September 30, 1996 increased 2.6%, or $0.4 million. An increase of $2.4 million in surety and fidelity underwriting income was substantially offset by a decrease of $2.0 million for United Capitol. The consolidated loss ratio decreased to 11.8% for the nine months ended September 30, 1996 from 18.4% in the comparable period in 1995. The surety and fidelity loss ratio decreased to 10.0% in 1996 from 14.4% in 1995. The consolidated expense ratio increased to 67.2% for the nine months ended September 30, 1996 from 62.2% in the comparable period in 1995. The surety and fidelity expense ratio increased to 70.3% in 1996 from 68.7% in 1995.

INVESTMENT INCOME
  Net investment income for the three months ended September 30, 1996 and 1995 was $4.0 million and $5.1 million, respectively, reflecting a net decrease in invested assets as a result of the sale of United Capitol. The average pretax yields of the portfolio for the three months ended September 30, 1996 and 1995 were 6.5% and 6.6%, respectively. Net investment income for the nine months ended September 30, 1996 and 1995 was $13.5 million and $15.4 million, respectively. The average pretax yields of the portfolio for the nine months ended September 30, 1996 and 1995 were 6.5% and 6.8%, respectively.

  Capsure's insurance companies invest funds provided by operations predominantly in high-quality, short-duration, taxable fixed income securities. The preservation of capital and utilization of the Company's available net operating tax loss carryforwards ("NOLs") are Capsure's principal investment objectives.

ANALYSIS OF OTHER OPERATIONS
  Net investment gains (losses) were negligible in the third quarter of 1996 and were $(0.2) million in the third quarter of 1995. Net investment losses on securities held at the parent company level were $(0.1) million in the third quarter of 1996 compared to $(0.3) million in the third quarter of 1995. Net investment gains of $0.1 million in both the third quarter of 1996 and 1995 were recognized at the insurance operations. Net investment gains (losses) were $1.7 million for the first nine months of 1996 compared to $(0.2) million in the first nine months of 1995. Net investment gains on securities held at the parent company level were $0.8 million in the first nine months of 1996 compared to $0.4 million in the comparable period in 1995. Net investment gains (losses) of $0.9 million in the first nine months of 1996 and $(0.6) million in the comparable period in 1995 were recognized at the insurance operations.

  Amortization expense was $0.7 million and $0.9 million for the three months
ended September 30, 1996 and 1995, respectively.   Amortization expense in the
third quarter of 1996 and 1995 included $0.3 million of amortization of intangible assets in both periods, and $0.4 million and $0.6 million, respectively, of amortization of excess cost over net assets acquired related to the acquisitions of Western Surety, Universal Surety, United Capitol and Fischer. Amortization expense was not recorded in 1996 for the goodwill associated with the United Capitol operations. Such goodwill was reduced at December 31, 1995 to reflect the estimated net realizable value on the sale of those operations. Excess cost over net assets acquired is amortized over 40 years. Other intangible assets are amortized over periods ranging from three to 20 years. Amortization expense was $2.1 million for the nine months ended September 30, 1996 and $2.7 million in 1995.

    Interest expense was $0.1 million and $0.9 million for the three months ended September 30, 1996 and 1995, respectively. During the third quarter of 1996, the Company did not have any outstanding debt, and interest expense primarily resulted from a commitment fee based on the unused availability under the Credit Facility (as herein defined). The Company's average debt outstanding for the three months ended September 30, 1995 was approximately $44.0 million, with a weighted average interest rate on outstanding balances of 6.9%. Interest expense was $0.7 million and $3.4 million for the nine months ended September 30, 1996 and 1995, respectively. The Company's average debt outstanding for the nine months ended September 30, 1996 was approximately $7.8 million compared to $55.7 million in 1995. The weighted average interest rates on outstanding balances were 6.3% and 7.0% for the nine months ended

September 30, 1996 and 1995, respectively. In connection with the amendment of the Credit Facility during the second quarter of 1996, the Company incurred a $0.7 million write-off of unamortized deferred loan fees.

  In connection with the payment of the $10 per share special cash dividend, the Board of Directors also authorized a corresponding repricing of all outstanding stock options. This resulted in a new measurement date for the stock options under applicable accounting pronouncements and required the Company to record in the third quarter of 1996 a non- recurring compensation charge of $4.1 million, after applicable income taxes, or 25 cents per share ($3.6 million, or 22 cents per share, was non-cash).

INCOME TAXES
  Income taxes were $0.3 million and $2.8 million for the three months ended September 30, 1996 and 1995, respectively. Income taxes were $6.8 million and $8.4 million for the nine months ended September 30, 1996 and 1995, respectively. The effective income tax rates for the nine months ended September 30, 1996 and 1995 were 38.0% and 39.1%, respectively. The decrease in the 1996 effective tax rate was principally attributable to a decreased level of nondeductible goodwill amortization. The Company's income tax expense does not approximate actual taxes paid, primarily due to the utilization of the Company's NOLs. Actual taxes paid were $1.0 million and $0.4 million for the nine months ended September 30, 1996 and 1995, respectively.

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

  The Company's consolidated net cash flow provided by operating activities was $23.5 million and $24.9 million for the nine months ended September 30, 1996 and 1995, respectively. Consolidated operating cash flow (pretax income excluding the write-off of deferred loan fees, non-recurring compensation, net investment gains (losses) and amortization of goodwill and intangibles) for the nine months ended September 30, 1996, was $25.3 million as compared to $24.4 million in 1995.

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

  Concurrent with the sale of UCHC and its subsidiaries, Capsure and its lenders entered into an agreement to amend and restate the Credit Facility.
The amendment reduced the commitment to $100 million from $135 million and permits an initial draw of up to $70 million for a special dividend to stockholders. The remaining availability may be used for additional dividends, stock repurchases, acquisitions, and for general corporate purposes. Transaction costs totaled approximately $0.5 million. The credit available under the Credit Facility reduces semi-annually commencing March 31, 1997 and expires March 31, 2003. Interest on borrowings under the facility varies based on leverage. There were no outstanding balances under the Credit Facility as of September 30, 1996.

  On September 11, 1996, the Company declared a special cash dividend in the amount of $10 per share of common stock, payable to all holders of record as of September 25, 1996. The declaration of the special dividend was the result of the previously announced review of strategic alternatives undertaken by Capsure's Board of Directors and was paid on October 4, 1996. The special dividend was funded from $62 million of borrowings under the Credit Facility and approximately $94 million from available cash and marketable securities accumulated at the parent company level.

  Principal and interest payments required under the Credit Facility are funded principally by dividend and income tax sharing payments received from Capsure's insurance subsidiaries. In the nine months ended September 30, 1996 and 1995, Capsure received $64.2 million (including $64.1 million of dividends requiring prior approval from state regulatory authorities) and $30.6 million (including $17.6 million of dividends requiring prior approval from state regulatory authorities), respectively, in dividends from its insurance subsidiaries. Capsure received $14.2 million and $17.6 million in dividends from its surety and fidelity subsidiaries for the nine months ended September 30, 1996 and 1995, respectively. Capsure received tax sharing payments from its subsidiaries of $14.3 million and $8.9 million in the nine months ended September 30, 1996 and 1995, respectively, of which $7.8 million and $5.5 million were from its surety and fidelity subsidiaries.

  On May 24, 1995, the Board of Directors of the Company approved a stock repurchase plan. The plan authorizes the Company to repurchase up to 500,000 shares of its common stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of September 30, 1996, no shares have been repurchased under this plan.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES


                          PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings   -   None.

ITEM 2.     Changes in the Rights of the Company's Security Holders   -   None.

ITEM 3.     Defaults Upon Senior Securities   -   None.

ITEM 4.     Submission of Matters to a Vote of Security Holders   -   None.

ITEM 5.     Other Information   -   None.

ITEM 6.     Exhibits and Reports on Form 8-K:

            (a)    Exhibits:
                   27.    Financial Data Schedule.

            (b)    Reports on Form 8-K:
                   None.


____________________________


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




                                  /s/ John S. Heneghan
                                  --------------------------------
                                  John S. Heneghan
                                  Vice President and Controller
                                  (Principal Accounting Officer)





Date:       November 11, 1996
      -----------------------------