Form 10-K
period 1996-12-31
CAPSURE HOLDINGS CORP
filed 1997-03-28
CIK 73313

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-3565

                             CAPSURE HOLDINGS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                       DELAWARE                                                    34-1010356
           (STATE OR OTHER JURISDICTION OF                                      (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)                                    IDENTIFICATION NO.)

              TWO NORTH RIVERSIDE PLAZA,
                  CHICAGO, ILLINOIS                                                  60606
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                    (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (312) 879-1900
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.05 PAR VALUE
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates was $121.1 million based upon the closing price of $11.50 per share on March 7, 1997, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

     At March 7, 1997, 15,807,622 shares of the Registrant's Common Stock were outstanding.

================================================================================

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I.
  Item 1.  Business.........................................    3
            General.........................................    3
            Pending Business Combination....................    4
            Summary of Insurance Operations.................    4
            A.M. Best Ratings...............................    5
            Surety and Fidelity Bond Operations.............    5
            Reinsurance.....................................   10
            Unpaid Losses and Loss Adjustment Expenses......   10
            Regulation......................................   12
            Investments.....................................   13
            Net Operating Tax Loss Carryforwards............   13
            Employees.......................................   13
  Item 2.  Properties.......................................   13
  Item 3.  Legal Proceedings................................   14
  Item 4.  Submission of Matters to a Vote of Security
           Holders..........................................   14

PART II.
  Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters......................   14
  Item 6.  Selected Financial Data..........................   15
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............   16
  Item 8.  Financial Statements and Supplementary Data......   25
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............   25

PART III.
  Item 10. Directors and Executive Officers of the
           Registrant.......................................   25
  Item 11. Executive Compensation...........................   28
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management...................................   34
  Item 13. Certain Relationships and Related Transactions...   36

PART IV.
  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K..............................   37

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Capsure Holdings Corp. and its subsidiaries ("Capsure" or the "Company") provide surety and fidelity bonds in all 50 states through a combined network of 120,000 independent agents. Capsure is one of the premier, national property casualty franchises in the U.S. with a dominant position in the miscellaneous surety and fidelity bond business and a growing presence in the contractor bonding market. Capsure's principal subsidiaries are Western Surety Company ("Western Surety"), acquired in August 1992, and Universal Surety of America ("Universal Surety"), acquired in September 1994. Western Surety writes small fidelity and noncontract surety bonds, referred to as "miscellaneous" bonds, and errors and omissions ("E&O") liability insurance, as a licensed insurer in all 50 states and the District of Columbia. Western Surety's sister company, Surety Bonding Company of America ("SBCA"), writes similar business and is licensed in 17 states. Universal Surety specializes in the underwriting of small contract and miscellaneous surety bonds. Universal Surety is licensed in 37 states and the District of Columbia with most of its business generated in Texas.

     The Company's business strategy has been to continue the underwriting focus of each of its operating companies and achieve growth in these segments from cross-marketing opportunities. At Western Surety, whose business is relatively low risk and relatively insensitive to industry pricing cycles, delivery of excellent service to its vast network of agents has been emphasized. At Universal Surety, whose business includes both miscellaneous surety and the comparatively more risky contract surety, responsiveness to agents coupled with sound, conservative underwriting have been the guiding principles. Contract bonds are more affected by prevailing market and general economic conditions than are noncontract bonds.

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

     The USA\Western program showed significant growth in 1996 as expansion of the program continued to Western Surety agents across the country. Gross written premiums for the program have grown from approximately $1.6 million in 1995 to approximately $3.4 million in 1996. The USA\Western program was marketed to Western Surety agents in 30 states as of December 31, 1996. The further expansion of Universal Surety's contract bond business through Western Surety's broad distribution network will be dependent on Universal Surety's ability to attract qualified underwriting and claims personnel and maintain distinctive service to agents.

     Western Surety's vast agency force is also being leveraged by the gradual expansion of an insurance agents' and brokers' E&O product. This product is marketed directly to Western Surety agents without third-party commissions and, as a result, provides a significant competitive advantage. Gross written premiums for this product have grown from $0.8 million in 1995 to $1.9 million in 1996. This product offering had expanded to 38 states as of December 31, 1996. Effective October 1, 1996, Western Surety modified its reinsurance agreements to increase its net retention on this business from 10% to 20%.

     On May 22, 1996, the Company consummated the sale of United Capitol Holding Company ("UCHC") and its subsidiaries, United Capitol Insurance Company ("United Capitol"), United Capitol Managers, Inc. and Fischer Underwriting Group, Incorporated, to a subsidiary of Frontier Insurance Group, Inc. The operating results of UCHC and its subsidiaries are reflected in Capsure's results through the closing date. Net proceeds to Capsure of $77 million, which included the purchase price for the capital stock of UCHC and the release of United Capitol's excess statutory surplus at closing, approximated Capsure's carrying value. The goodwill associated with the 1990 acquisition of United Capitol was previously reduced to estimated net realizable value as of December 31, 1995, resulting in a $13.2 million impairment of goodwill in 1995.

     On September 11, 1996, the Company declared a special cash distribution in the amount of $10 per share of common stock, payable to all holders of record as of September 25, 1996. The declaration of the special distribution was the result of the previously announced review of strategic alternatives undertaken by Capsure's Board of Directors. The special distribution was paid on October 4, 1996 and was funded from $62 million of borrowings under Capsure's revolving credit agreement and approximately $94 million from available cash and marketable securities accumulated at the parent company level. In connection with the payment of the special distribution, the Board of Directors also authorized a corresponding repricing of all outstanding stock options. This resulted in a new measurement date for the stock options under applicable accounting pronouncements and required the Company to record in the third quarter of 1996 a non-recurring compensation charge of $4.1 million, after applicable income taxes, or 25 cents per share of which $3.6 million, or 22 cents per share, was non-cash.

PENDING BUSINESS COMBINATION

     On December 19, 1996, Capsure and certain direct and indirect subsidiaries of CNA Financial Corporation ("CNAF") entered into a definitive Reorganization Agreement pursuant to which Capsure will merge with a wholly-owned subsidiary of CNA Surety Corporation ("CNA Surety"). CNAF, through its subsidiaries, will be the majority stockholder of CNA Surety, owning 61.75 percent of the shares on a fully diluted basis. The remaining shares will be issued to the existing Capsure stockholders (a portion of these shares will be reserved for issuance to the existing holders of Capsure options who will receive CNA Surety options in the merger) in a tax-free exchange for their Capsure shares on a one-for-one basis. The CNA Surety shares are expected to be traded on the New York Stock Exchange. Equity Capsure Limited Partnership ("Equity Capsure"), Capsure's largest stockholder with a 25.6 percent ownership interest, and certain other directors of the Company have agreed to vote their shares in favor of the merger. The agreement and the transactions contemplated thereby are subject to several conditions, including ratification by the affirmative vote of Capsure stockholders and approval by governmental and insurance regulatory authorities.

     The completion of the merger pursuant to the Reorganization Agreement will cause an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and significantly limit the future utilization of Capsure's net operating tax loss carryforwards ("NOLs"). If the Reorganization Agreement and transactions contemplated thereby are approved, Capsure stockholders will be asked to approve an amendment to its Certificate of Incorporation to delete a provision designed to facilitate the Company's ability to preserve and utilize its NOLs.

SUMMARY OF INSURANCE OPERATIONS

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

     On September 22, 1994, the Company acquired Universal Surety. Founded in 1984, Universal Surety specializes in writing miscellaneous and small- to medium-sized contract surety bonds primarily in the southern United States. Contract bonds underwritten by Universal Surety, including those underwritten on behalf of Western Surety under the USA\Western program, are primarily contractor performance and payment bonds in amounts under $3.0 million for which underwriting expertise and distinctive service to agents are emphasized. Universal Surety underwrites primarily standard and some specialty accounts for which it will utilize supplemental collateral arrangements and excess rates for contractors not qualified for standard surety rates. Universal Surety also reduces its exposure through participation in the Small Business Administration ("SBA") Surety Bond Guarantee Program. Under this program, the SBA will generally reimburse Universal Surety for between 80% and 90% of losses and loss adjustment expenses incurred on any SBA guaranteed bond in exchange for 20% of the premium. In addition, a significant portion of Universal Surety's premiums consist of miscellaneous bonds underwritten in the same geographic area.

A.M. BEST RATINGS

     Western Surety and Universal Surety are currently rated A+ (Superior) and A (Excellent), respectively, by A.M. Best Company, Inc. ("A.M. Best"). A.M. Best's letter ratings range from A++ (Superior) to C- (Fair) with A++ being highest. An A+ (Superior) rating is assigned to those companies which A.M. Best believes have achieved superior overall performance when compared to the norms of the property and casualty insurance industry. A+ (Superior) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. A rating of A (Excellent) is assigned to those companies which A.M. Best believes have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations.

     As is its practice upon announcement of a proposed merger, A.M. Best placed the ratings of Western Surety and Universal Surety under review in December 1996. If the insurance subsidiaries' ratings are downgraded below A by A.M. Best, sales of the insurance subsidiaries' products could be adversely affected. Based upon conversations with A.M. Best, management has no reason to believe that Western Surety and Universal Surety will not retain their current ratings. However, there can be no assurance that the ratings of Western Surety and Universal Surety will be maintained following the proposed merger or, if maintained, would not be changed in subsequent periodic reviews by A.M. Best.

SURETY AND FIDELITY BOND OPERATIONS

     According to 1995 statistics published by the Surety Association of America ("SAA"), the surety and fidelity bond market had direct written premiums of approximately $2.7 billion, of which the miscellaneous and contract bond segments accounted for approximately $0.8 billion and $1.3 billion, respectively. Capsure targets subsets of the miscellaneous bond segment and contract bond segment of the surety and fidelity market because of their favorable risk characteristics.

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

          License and Permit -- Bonds required by statutes or ordinances for a number of purposes including guaranteeing the payment of certain taxes and fees and providing consumer protection as a condition to granting licenses related to selling real estate or motor vehicles and contracting services.

          Judicial and Fiduciary -- Bonds required by statutes, courts or legal documents for the protection of those on whose behalf a fiduciary acts. Examples of such fiduciaries include executors and administrators of estates, and guardians of minors and incompetents.

          Fidelity -- Bonds which cover losses arising from employee dishonesty. Examples of purchasers of fidelity bonds are law firms, insurance agencies and janitorial service companies.

          Public Official -- Bonds required by statutes and ordinances to guarantee the lawful and faithful performance of the duties of office by public officials.

          Notary Public -- Bonds required by statutes to protect against losses resulting from the improper actions of notaries public.

          Contract -- Bonds which secure the payment and/or performance of an obligation under a written contract.

     Capsure also writes E&O policies for three classes of insureds: notaries public, tax preparers and insurance agents and brokers. The notary public E&O policy is marketed as a companion product to the notary public bond and the tax preparer E&O policy is marketed to small tax return preparation firms. Western Surety introduced an insurance agents' and brokers' E&O insurance product in 1994 and expanded this product to 38 states as of December 31, 1996.

     The following tables set forth, for each principal class of bonds, combined Western Surety/SBCA and Universal Surety gross written premiums, net written premiums, net earned premiums and number of bonds and policies in force and the respective percentages of the total for the past three years. All tables in this section contain information reflecting the operations of Universal Surety prior to its acquisition by Capsure. As such, the financial information is not necessarily indicative of the financial results that would have occurred under the ownership and management of Capsure (amounts in thousands, except average bond amounts):

                                                        GROSS WRITTEN PREMIUMS
                                       --------------------------------------------------------
                                                  % OF                % OF                % OF
                                        1996      TOTAL     1995      TOTAL     1994      TOTAL
                                       -------    -----    -------    -----    -------    -----
Surety and fidelity bonds:
  License and permit.................  $28,112     29.2%   $28,742     31.7%   $28,160    32.5%
  Judicial and fiduciary.............   13,555     14.1     13,007     14.4     13,116     15.2
  Fidelity...........................   15,134     15.7     14,357     15.9     13,821     16.0
  Public official....................    7,029      7.3      7,351      8.1      6,874      7.9
  Notary public......................    8,193      8.5      7,770      8.6      7,989      9.2
  Contract...........................   16,347     17.0     12,448     13.7     10,393     12.0
  Other..............................    1,764      1.9      1,905      2.1      1,935      2.3
                                       -------    -----    -------    -----    -------    -----
                                        90,134     93.7     85,580     94.5     82,288     95.1
E&O policies.........................    6,072      6.3      4,984      5.5      4,261      4.9
                                       -------    -----    -------    -----    -------    -----
                                       $96,206    100.0%   $90,564    100.0%   $86,549    100.0%
                                       =======    =====    =======    =====    =======    =====
Premiums by company:
  Western Surety/SBCA................  $75,119     78.1%   $73,703     81.4%   $71,286    82.4%
  Universal Surety...................   21,087     21.9     16,861     18.6     15,263     17.6
                                       -------    -----    -------    -----    -------    -----
                                       $96,206    100.0%   $90,564    100.0%   $86,549    100.0%
                                       =======    =====    =======    =====    =======    =====
Premiums generated by largest agency:
  Western Surety.....................     1.4%                1.2%                1.2%
                                       =======             =======             =======
  Universal Surety...................     4.1%                4.1%                4.0%
                                       =======             =======             =======
Percentage of premiums in the top
  five states:
  Western Surety.....................    25.8%               26.2%               26.5%
                                       =======             =======             =======
  Universal Surety...................    89.6%               93.1%               92.0%
                                       =======             =======             =======

                                                         NET WRITTEN PREMIUMS
                                       --------------------------------------------------------
                                                  % OF                % OF                % OF
                                        1996      TOTAL     1995      TOTAL     1994      TOTAL
                                       -------    -----    -------    -----    -------    -----
Surety and fidelity bonds:
  License and permit.................  $27,788     30.4%   $28,588     33.0%   $28,003    33.3%
  Judicial and fiduciary.............   12,665     13.9     12,329     14.2     12,379     14.7
  Fidelity...........................   15,090     16.5     14,322     16.5     13,786     16.4
  Public official....................    6,902      7.6      7,204      8.3      6,731      8.0
  Notary public......................    8,193      9.0      7,683      8.8      7,922      9.4
  Contract...........................   14,823     16.2     11,148     12.9      9,623     11.5
  Other..............................    1,400      1.5      1,244      1.4      1,421      1.7
                                       -------    -----    -------    -----    -------    -----
                                        86,861     95.1     82,518     95.1     79,865     95.0
E&O policies.........................    4,421      4.9      4,228      4.9      4,186      5.0
                                       -------    -----    -------    -----    -------    -----
                                       $91,282    100.0%   $86,746    100.0%   $84,051    100.0%
                                       =======    =====    =======    =====    =======    =====
Premiums by company:
  Western Surety/SBCA................  $71,949     78.8%   $71,069     81.9%   $69,738    83.0%
  Universal Surety...................   19,333     21.2     15,677     18.1     14,313     17.0
                                       -------    -----    -------    -----    -------    -----
                                       $91,282    100.0%   $86,746    100.0%   $84,051    100.0%
                                       =======    =====    =======    =====    =======    =====

                                                         NET EARNED PREMIUMS
                                       --------------------------------------------------------
                                                  % OF                % OF                % OF
                                        1996      TOTAL     1995      TOTAL     1994      TOTAL
                                       -------    -----    -------    -----    -------    -----
Surety and fidelity bonds:
  License and permit.................  $27,761     31.1%   $28,039     33.0%   $27,692    33.4%
  Judicial and fiduciary.............   12,443     13.9     12,396     14.6     12,476     15.1
  Fidelity...........................   14,701     16.5     14,082     16.6     13,402     16.2
  Public official....................    7,053      7.9      7,045      8.3      7,017      8.5
  Notary public......................    8,162      9.1      7,883      9.3      7,561      9.1
  Contract...........................   13,534     15.2     10,228     12.0      9,331     11.3
  Other..............................    1,267      1.4      1,191      1.4      1,426      1.7
                                       -------    -----    -------    -----    -------    -----
                                        84,921     95.1     80,864     95.2     78,905     95.3
E&O policies.........................    4,340      4.9      4,119      4.8      3,917      4.7
                                       -------    -----    -------    -----    -------    -----
                                       $89,261    100.0%   $84,983    100.0%   $82,822    100.0%
                                       =======    =====    =======    =====    =======    =====
Premiums by company:
  Western Surety/SBCA................  $71,341     79.9%   $70,332     82.8%   $69,212    83.6%
  Universal Surety...................   17,920     20.1     14,651     17.2     13,610     16.4
                                       -------    -----    -------    -----    -------    -----
                                       $89,261    100.0%   $84,983    100.0%   $82,822    100.0%
                                       =======    =====    =======    =====    =======    =====

                                                     BONDS AND POLICIES IN FORCE
                                       --------------------------------------------------------
                                                  % OF                % OF                % OF
                                        1996      TOTAL     1995      TOTAL     1994      TOTAL
                                       -------    -----    -------    -----    -------    -----
Surety and fidelity bonds:
  License and permit.................      460     28.1%       463     29.2%       460    29.3%
  Judicial and fiduciary.............       61      3.7         63      4.0         64      4.1
  Fidelity...........................       94      5.7         91      5.7         88      5.6
  Public official....................       60      3.7         62      3.9         64      4.1
  Notary public......................      784     47.9        747     47.0        758     48.2
  Contract...........................        8       .5          8      0.5          7      0.5
  Other..............................       14       .8         11      0.7         10      0.6
                                       -------    -----    -------    -----    -------    -----
                                         1,481     90.4      1,445     91.0      1,451     92.4
E&O policies.........................      157      9.6        143      9.0        120      7.6
                                       -------    -----    -------    -----    -------    -----
                                         1,638    100.0%     1,588    100.0%     1,571    100.0%
                                       =======    =====    =======    =====    =======    =====
Bonds/policies in force by company:
  Western Surety/SBCA................    1,424     86.9%     1,416     89.2%     1,389    88.4%
  Universal Surety...................      214     13.1        172     10.8        182     11.6
                                       -------    -----    -------    -----    -------    -----
                                         1,638    100.0%     1,588    100.0%     1,571    100.0%
                                       =======    =====    =======    =====    =======    =====
Average bond penalty/policy limit:
  Western Surety.....................  $10,944             $10,030             $ 9,470
                                       =======             =======             =======
  Universal Surety...................  $11,122             $13,317             $11,507
                                       =======             =======             =======

  MARKETING

     Western Surety enjoys broad national distribution of its products, which are marketed through approximately 37,000 of the approximately 44,000 independent property and casualty insurance agencies in the United States. These independent agencies are paid an average commission of approximately 30% of a miscellaneous bond's premium. Western Surety also employs 58 full-time salaried marketing representatives whose principal duties are to continually service their producer network on a local basis.

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

     Universal Surety markets its products through approximately 1,000 independent property and casualty insurance agencies through its headquarters in Houston, Texas, and branch offices in Austin, Dallas, and San Antonio, Texas; Overland Park, Kansas; Golden, Colorado; and Seattle, Washington. Universal Surety emphasizes innovative, flexible underwriting, product specialization and distinctive agent service backed by highly qualified, experienced employees.

     Of Universal Surety's gross written premiums in 1996, 73% related to contract bonds, including 5% that qualified for the SBA guarantee. The remaining 27% related to noncontract bonds, including 12% for notary public bonds.

     Universal Surety has concentrated its marketing efforts in expanding its share of the small contract bond market. Contract bonds underwritten by Universal Surety, including those underwritten on behalf of Western Surety under the USA\Western program, are primarily contractor performance and payment bonds in amounts under $3.0 million. Universal Surety underwrites principally standard accounts and some specialty accounts for which it will utilize supplemental collateral arrangements and excess rates or SBA guarantees for contractors not generally considered standard risks. The Company has utilized Western Surety's existing diverse agency relationships to expand the geographic and agency distribution of Universal Surety's contract surety business under the USA\Western joint venture. The USA\Western program was marketed to Western Surety agents in 30 states as of December 31, 1996. Western Surety has generally ceded 100% of each such contract surety bond written on Western bond forms to Universal Surety pursuant to a Surety Bond Quota Share Reinsurance Agreement. Gross written premiums for this coverage were $3.4 million in 1996 compared to $1.6 million in 1995. In 1994, these activities were not material.

     In addition, Western Surety has been gradually expanding its product line by offering insurance agents' and brokers' E&O insurance directly to a majority of its vast agency force. Effective October 1, 1996, Western Surety modified its reinsurance agreements to increase its net retention on this business from 10% to 20%. Gross written premiums for this coverage were $1.9 million in 1996 compared to $0.8 million in 1995. In 1994, these activities were not material.

  UNDERWRITING

     Western Surety and Universal Surety target various products in the surety and fidelity bond market which are characterized by relatively low-risk exposure and small bond amounts. Their underwriting criteria, including the extent of bonding authority granted to independent agents, vary depending on the class of business and the type of bond. For example, relatively little underwriting information is required of certain low-exposure risks such as notary bonds. Other bonds, such as fiduciary or probate bonds, are subjected to greater individual risk scrutiny, including verification of the credit history and financial resources of an applicant. Contract bonds underwritten by Universal Surety, which have higher bond amounts and inherent risk, are subject to stringent financial analysis and credit review. Both companies grant authority to independent agents to issue certain low-risk bonds subject to underwriting guidelines.

  COMPETITION

     The surety and fidelity market is highly competitive. The largest market shares are held by large diversified insurance companies; however, the single largest writer nationally in 1995, according to the SAA, controlled only 7% of the $2.7 billion market. The small fidelity and noncontract surety or miscellaneous segment of this market is competitive on the basis of service, price, and commissions paid to producers. No single competitor has a significant market position in the broad geographic range and lines of business in which Western Surety conducts its operations. Certain of Western Surety's existing and potential competitors are larger and have greater financial and other resources than Western Surety. The Company believes that Western Surety's principal competitive strengths include its expertise in writing miscellaneous bonds, distribution network of independent agencies, timely customer response and service, and admitted status in every state and the District of Columbia.

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

REINSURANCE

     The Company's insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies to limit their exposure to loss. The reinsurance coverages and terms are tailored to the specific risk characteristics of the underlying product line. Reinsurance contracts do not relieve the Company of its primary obligations to claimants. A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Capsure places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. At December 31, 1996, Capsure's largest reinsurance receivable, including prepaid reinsurance premiums of $0.8 million, was approximately $2.3 million with Transatlantic Reinsurance Company. Transatlantic Reinsurance Company is rated A+ (Superior) by A.M. Best.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     The liability for unpaid losses and loss adjustment expenses ("LAE") is based on estimates of (a) the ultimate settlement value of reported claims, (b) incurred but not reported ("IBNR") claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries. These estimates are determined based on the Company's and industry loss experience as well as consideration of current trends and conditions. The liability for unpaid losses and LAE is an accounting estimate and, similar to other accounting estimates, there is the potential that actual future loss payments will differ significantly from the initial estimate. The methods of determining such estimates and the resulting estimated liability are continually reviewed and updated. Changes in the estimated liability are reflected in operating income in the year in which such changes are determined.

     Capsure's insurance subsidiaries employ prudent reserving approaches in establishing the estimated liability for unpaid loss and LAE due to the inherent difficulty and variability in the estimation process. In addition, Capsure utilizes independent actuarial firms of national standing to conduct periodic reviews of claim procedures and loss reserving practices, and annually obtains actuarial certification as to the reasonableness of actuarial assumptions used and the sufficiency of year-end reserves for each of its principal insurance subsidiaries.

     A table is included in both Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 to the Consolidated Financial Statements which presents a reconciliation of beginning and ending consolidated loss reserve balances for the three years ended December 31, 1996. Such tables highlight the impact of favorable development of the estimated liability established in prior years.

     The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles ("GAAP"), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting principles ("SAP") (dollars in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1996        1995        1994
                                                      -------    --------    --------
Reserves at end of year, GAAP basis.................  $38,874    $126,061    $149,041
Estimated salvage and subrogation recoverable (gross
  of reinsurance), not anticipated under SAP........    6,805       7,141       6,881
Estimated reinsurance recoverable netted against
  gross reserves for SAP............................   (6,062)    (39,735)    (38,606)
                                                      -------    --------    --------
Reserves at end of year, SAP basis..................  $39,617    $ 93,467    $117,316
                                                      =======    ========    ========

     The following table presents the development under GAAP of combined balance sheet reserves for surety and fidelity operations only for 1987 through 1996, including periods prior to Capsure's ownership. It does not include the reserve development data with respect to the Company's former excess and surplus lines subsidiary, United Capitol. The top line of the table shows the combined reserves at the balance sheet date for each of the indicated periods. The amount of the reserves represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date, including IBNR reserves. The upper portion of the table shows the reestimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual periods. The cumulative redundancy (deficiency) represents the aggregate change in the estimates over all prior years. It should be noted that the table presents a "run off" of balance sheet reserves rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years (dollars in thousands):

                                                                      AS OF DECEMBER 31,
                               -------------------------------------------------------------------------------------------------
                                1996      1995      1994      1993      1992      1991      1990      1989      1988      1987
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Reserves for unpaid losses
  and LAE....................  $38,874   $39,846   $40,251   $35,522   $31,274   $29,054   $27,801   $26,940   $22,188   $19,651
Reserves re-estimated as of:
  One year later.............       --    32,493    33,685    33,788    30,356    28,087    26,269    24,829    22,636    19,992
  Two years later............       --        --    27,920    29,231    28,905    28,061    26,633    24,175    21,470    19,817
  Three years later..........       --        --        --    24,946    25,322    25,872    27,404    24,948    20,751    19,550
  Four years later...........       --        --        --        --    21,701    22,696    25,675    24,969    22,285    18,801
  Five years later...........       --        --        --        --        --    21,976    23,138    23,507    22,083    20,210
  Six years later............       --        --        --        --        --        --    22,602    21,213    20,790    20,575
  Seven years later..........       --        --        --        --        --        --        --    20,151    19,389    19,561
  Eight years later..........       --        --        --        --        --        --        --        --    18,672    18,745
  Nine years later...........       --        --        --        --        --        --        --        --        --    18,280
Cumulative redundancy
  (deficiency)...............  $    --   $ 7,353   $12,331   $10,576   $ 9,573   $ 7,078   $ 5,199   $ 6,789   $ 3,516   $ 1,371
                               =======   =======   =======   =======   =======   =======   =======   =======   =======   =======
Cumulative redundancy
  (deficiency) as a
  percentage of original
  estimate...................       --     18.5%     30.6%     29.8%     30.6%     24.4%     18.7%     25.2%     15.8%      7.0%
                               =======   =======   =======   =======   =======   =======   =======   =======   =======   =======
Cumulative amount of
  liability paid through:
  One year later.............  $    --   $ 8,612   $ 8,252   $ 8,194   $ 7,116   $ 8,803   $ 7,801   $ 7,408   $ 7,130   $ 6,302
  Two years later............       --        --    12,275    13,085    11,594    13,114    13,705    12,442    11,469    10,826
  Three years later..........       --        --        --    14,885    14,534    15,816    16,621    16,164    13,973    13,388
  Four years later...........       --        --        --        --    15,232    17,047    18,534    17,688    16,357    15,014
  Five years later...........       --        --        --        --        --    17,287    19,145    18,816    17,319    16,982
  Six years later............       --        --        --        --        --        --    19,081    18,752    18,064    17,433
  Seven years later..........       --        --        --        --        --        --        --    18,563    18,131    17,951
  Eight years later..........       --        --        --        --        --        --        --        --    18,012    17,861
  Nine years later...........       --        --        --        --        --        --        --        --        --    17,766

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

     Western Surety is domiciled in South Dakota and licensed in all other states and the District of Columbia. SBCA is domiciled in South Dakota and licensed in 17 states. Universal Surety is domiciled in Texas and licensed in 37 other states and the District of Columbia.

     Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company's stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the Consolidated Financial Statements. Without prior regulatory approval in 1997, Capsure's insurance subsidiaries may pay stockholder dividends of $18.0 million in the aggregate. In 1996, 1995 and 1994, Capsure received $65.7 million (including $50.2 million of dividends requiring prior approval), $40.9 million (including $21.6 million of dividends requiring prior approval), and $21.0 million (including $5.0 million of dividends requiring prior approval), respectively, in dividends from its insurance subsidiaries. Capsure received $15.6 million, $21.9 million and $9.5 million in dividends from its surety and fidelity subsidiaries in 1996, 1995 and 1994, respectively.

     Capsure's insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities. The South Dakota Department of Commerce and Regulation - Division of Insurance conducted its last examination of Western Surety as of December 31, 1991. This examination covered both financial and market conduct procedures. The Texas Department of Insurance conducted its last examination of Universal Surety as of September 30, 1992. This examination included both financial and market conduct procedures. There were no significant issues noted which required corrective action by any of Capsure's insurance subsidiaries.

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

     Western Surety and Universal Surety each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. The underwriting limitations of Western Surety and Universal Surety, based on each insurer's statutory surplus, are currently $3.3 million and $0.9 million, respectively.

INVESTMENTS

     Insurance company investment practices must comply with insurance laws and regulations and must also comply with certain covenants under Capsure's $100 million revolving credit facility. Generally, insurance laws and regulations prescribe the nature and quality of, and set limits on, the various types of investments which may be made by Capsure's insurance subsidiaries. Capsure's insurance subsidiaries invest funds provided by operations predominately in high-quality, taxable, fixed income securities.

     Management believes that its investment strategy is conservative, with preservation of capital being the foremost objective. Its investment strategy is also influenced by the terms of the insurance coverages written, its expectations as to the timing of claim payments, debt service requirements, and tax considerations, in particular the existence of the Company's NOLs, as described below.

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

NET OPERATING TAX LOSS CARRYFORWARDS

     In July 1986, the Company emerged from voluntary bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code. Prior to its emergence, the Company was primarily involved in oil and gas production, exploration and development and providing supplies to the oil and gas industry. Due to a significant downturn in the oil and gas industry in the early 1980s, the Company generated significant losses and was unable to meet its obligations, resulting in its voluntary bankruptcy filing. Upon emergence from bankruptcy, the Company had oil and gas interests and approximately $300 million in NOLs. Approximately $143 million of these NOLs were available at December 31, 1996, to reduce the Company's future federal taxable income. The Company believes that there is currently no restriction on the ability of the Company to utilize its NOLs. If the previously discussed pending business combination is consummated, an ownership change of the Company will occur. This will result in significant restrictions of the Company's ability to utilize NOLs during all taxable periods after the date of the business combination.

EMPLOYEES

     As of December 31, 1996, the Company employed approximately 550 persons. Since its emergence from bankruptcy in 1986, the Company has not experienced any work stoppages and believes its relations with its employees are good.

ITEM 2. PROPERTIES

     The Company subleases its executive offices for an annual rent of approximately $0.1 million from Equity Group Investments, Inc. ("EGI"), a company affiliated with certain directors, officers, and stockholders of the Company. The executive offices are located at Two North Riverside Plaza, Chicago, Illinois 60606. The Company also leases a corporate office in Atlanta, Georgia, for certain executives with an annual rent of approximately $0.1 million. Western Surety leases office space for its executive offices at 101 South Phillips Avenue, Sioux Falls, South Dakota 57102, under a lease expiring in 2002. Western Surety's office space, consisting of approximately 81,600 square feet, is leased from a partnership in which Western Surety owns a 50% interest. The annual rent, which is subject to annual adjustments, was $1.4 million as of December 31, 1996. Western Surety also leases a 7,900 square foot branch office in Dallas, Texas. Annual rent for the branch office was $0.1 million and the lease expires in 1999. Universal Surety leases office space for its executive offices at 950 Echo Lane, Suite 250, Houston, Texas 77024, under a lease terminating October 31, 1999 with an annual rent of $0.2 million. Universal Surety also leases space for branch offices in Austin, Dallas and San Antonio, Texas; Overland Park, Kansas; Golden, Colorado; and Seattle, Washington, for an additional annual rent of approximately $0.1 million.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to numerous lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock ("Common Stock") trades on the New York Stock Exchange under the symbol CSH. On March 7, 1997, the last reported sale price for the Common Stock was $11.50 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange for each calendar quarter of the past two years:

                                                          HIGH          LOW
                                                         ------        ------
1996
  4th Quarter..........................................  $18.38        $ 8.00
  3rd Quarter..........................................   18.88         16.63
  2nd Quarter..........................................   18.75         15.75
  1st Quarter..........................................   17.63         15.00
1995
  4th Quarter..........................................  $17.88        $13.13
  3rd Quarter..........................................   14.88         13.00
  2nd Quarter..........................................   14.88         12.50
  1st Quarter..........................................   14.38         12.38

     The number of stockholders of record of Common Stock on March 7, 1997, was approximately 2,300.

     On September 11, 1996, the Company declared a special cash distribution in the amount of $10 per share of common stock, payable to all holders of record as of September 25, 1996. The special distribution was paid on October 4, 1996. On the first business day following payment of the distribution, the Common Stock opened at a price $10 per share less than the previous business day's closing price.

     Prior to the special cash distribution, Capsure had not paid any dividends to its stockholders. The Company does not anticipate paying any additional dividends prior to the consummation of the previously discussed pending business combination with CNAF.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial information has been derived from the audited Consolidated Financial Statements and notes thereto which appear elsewhere in this or previously filed Annual Reports on Form 10-K and should be read in conjunction with such financial statements and related notes thereto.

     The Company acquired Western Surety in August 1992 and Universal Surety in September 1994 and disposed of United Capitol on May 22, 1996. The inclusion of the results of United Capitol through May 22, 1996, and of Western Surety and Universal Surety from their respective dates of acquisition affects the comparability of financial information. Such results are not necessarily indicative of future results. Effective January 1, 1994, the Company adopted SFAS No. 115. For a more detailed description of these transactions and their effects on the Company's financial data, see the audited Consolidated Financial Statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in this or previously filed Annual Reports on Form 10-K.

     The following information for the Company is as of and for the years ended December 31 (dollars in thousands, except per share data):

                                                          YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                              1996       1995        1994       1993       1992
                                            --------   --------    --------   --------   --------
Total revenues............................  $110,650   $117,510    $112,555   $107,915   $ 57,133
                                            ========   ========    ========   ========   ========
Gross written premiums....................  $107,269   $111,398    $102,356   $100,775   $ 50,105
                                            ========   ========    ========   ========   ========
Net written premiums......................  $ 95,109   $ 97,728    $ 90,578   $ 88,306   $ 40,310
                                            ========   ========    ========   ========   ========
Net earned premiums.......................  $ 92,491   $ 98,692    $ 92,481   $ 86,029   $ 41,249
                                            ========   ========    ========   ========   ========
Underwriting income.......................  $ 19,233   $ 44,831    $ 15,233   $ 15,224   $  9,932
Net investment income.....................    16,444     20,471      19,129     19,815     15,504
Net investment gains (losses).............     1,715     (1,653)        945      2,071        380
Interest expense..........................    (1,717)    (4,103)     (4,726)    (6,280)    (4,838)
Write-off of unamortized deferred loan
  fees....................................      (700)        --      (1,556)        --         --
Non-recurring compensation and merger
  costs...................................    (7,865)        --          --         --         --
Amortization and impairment of goodwill
  and intangibles.........................    (2,761)   (16,853)     (3,365)    (3,407)    (1,592)
Other expenses, net.......................    (2,789)    (2,442)     (1,881)    (1,905)    (1,914)
                                            --------   --------    --------   --------   --------
Income before income taxes................    21,560     40,251      23,779     25,518     17,472
Income taxes..............................     8,181     19,721       9,401      9,234      6,777
                                            --------   --------    --------   --------   --------
Net income................................  $ 13,379   $ 20,530    $ 14,378   $ 16,284   $ 10,695
                                            ========   ========    ========   ========   ========
Weighted average common shares
  outstanding.............................    16,395     15,404      15,160     15,036     12,214
                                            ========   ========    ========   ========   ========
Earnings per common share.................  $    .82   $   1.33    $    .95   $   1.08   $    .88
                                            ========   ========    ========   ========   ========
Cash distributions and dividends per
  common share............................  $  10.00   $     --    $     --   $     --   $     --
                                            ========   ========    ========   ========   ========
Book value per share......................  $   7.76   $  16.70    $  14.61   $  13.80   $  12.25
                                            ========   ========    ========   ========   ========
Loss ratio................................      10.9%      (7.5)%      25.2%      23.2%      25.8%
Expense ratio.............................      68.3%      62.1%       58.3%      59.1%      50.1%
                                            --------   --------    --------   --------   --------
Combined ratio............................      79.2%      54.6%       83.5%      82.3%      75.9%
                                            ========   ========    ========   ========   ========
Invested assets and cash..................  $165,268   $307,556    $305,898   $317,077   $297,974
Intangible assets and goodwill, net of
  amortization............................    75,956     84,158     102,130     85,566     94,006
Total assets..............................   313,139    514,768     553,370    530,075    507,574
Insurance reserves........................   108,444    202,842     225,671    205,188    194,357
Long-term debt............................    60,000     25,000      71,000     85,214    103,214
Total liabilities.........................   190,556    257,464     328,505    322,450    323,653
Stockholders' equity......................   122,583    257,304     224,865    207,625    183,921

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Universal Surety specializes in the underwriting of small contract and miscellaneous surety bonds. Universal Surety is rated A (Excellent) by A.M. Best and is licensed in 37 states and the District of Columbia with most of its business generated in Texas (74% of 1996 gross written premiums). Contract bonds underwritten by Universal Surety, including those underwritten on behalf of Western Surety under the USA\Western program, are primarily contractor performance and payment bonds in amounts under $3.0 million for which underwriting expertise and distinctive service to agents are emphasized. Universal Surety underwrites primarily standard accounts and some specialty accounts for which it utilizes supplemental collateral arrangements and excess rates for contractors not qualified for standard surety rates. Universal Surety also reduces its exposure through participation in the Small Business Administration ("SBA") Surety Bond Guarantee Program. Under this program, the SBA will generally reimburse Universal Surety for between 80% and 90% of losses and loss adjustment expenses incurred on any SBA guaranteed bond in exchange for 20% of the premium. Contract bonds are more affected by prevailing market and general economic conditions than noncontract bonds.

     On May 22, 1996, the Company consummated the sale of United Capitol Holding Company ("UCHC") and its subsidiaries, United Capitol Insurance Company ("United Capitol"), United Capitol Managers, Inc. and Fischer Underwriting Group, Incorporated ("Fischer"), to a subsidiary of Frontier Insurance Group, Inc. The operating results of UCHC and its subsidiaries are reflected in Capsure's results through the closing date. Net proceeds to Capsure of $77 million, which included the purchase price for the capital stock of UCHC and the release of United Capitol's excess statutory surplus at closing, approximated Capsure's carrying value. The goodwill associated with the 1990 acquisition of United Capitol was previously reduced to estimated net realizable value as of December 31, 1995, resulting in a $13.2 million impairment of goodwill in 1995.

     On September 11, 1996, the Company declared a special cash distribution in the amount of $10 per share of common stock, payable to all holders of record as of September 25, 1996. The special distribution was paid on October 4, 1996 and was funded from $62 million of borrowings under Capsure's revolving credit agreement and approximately $94 million from available cash and marketable securities accumulated at the parent company level. In connection with the payment of the special distribution, the Board of Directors also authorized a corresponding repricing of all outstanding stock options. This resulted in a new measurement date for the stock options under applicable accounting pronouncements and required the Company to record in the third quarter of 1996 a non-recurring compensation charge of $4.1 million, after applicable income taxes, or 25 cents per share of which $3.6 million, or 22 cents per share, was non-cash.

PENDING BUSINESS COMBINATION

     On December 19, 1996, Capsure and certain direct and indirect subsidiaries of CNA Financial Corporation ("CNAF") entered into a definitive Reorganization Agreement pursuant to which Capsure will merge with a wholly-owned subsidiary of CNA Surety Corporation ("CNA Surety"). CNAF, through its subsidiaries, will be the majority stockholder of CNA Surety, owning 61.75 percent of the shares on a fully diluted basis. The remaining shares will be issued to the existing Capsure stockholders (a portion of these shares will be reserved for issuance to the existing holders of Capsure options who will receive CNA Surety options in the merger) in a tax-free exchange for their Capsure shares on a one-for-one basis. The CNA Surety shares are expected to be traded on the New York Stock Exchange. Equity Capsure Limited Partnership ("Equity Capsure"), Capsure's largest stockholder with a 25.6 percent ownership interest, and certain other directors of the Company have agreed to vote their shares in favor of the merger. The agreement and the transactions contemplated thereby are subject to several conditions, including ratification by the affirmative vote of Capsure stockholders and approval by governmental and insurance regulatory authorities.

     The completion of the merger pursuant to the Reorganization Agreement will cause an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and significantly limit the future utilization of Capsure's net operating tax loss carryforwards ("NOLs"). If the Reorganization Agreement and transactions contemplated thereby are approved, Capsure shareholders will be asked to approve an amendment to its Certificate of Incorporation to delete a provision designed to facilitate the Company's ability to preserve and utilize its NOLs.

RESULTS OF OPERATIONS

     The components of income are summarized as follows (dollars in thousands):

                                                1996        1995       1994
                                               -------    --------    -------
Underwriting income..........................  $19,233    $ 44,831    $15,233
Net investment income........................   16,444      20,471     19,129
Net investment gains (losses)................    1,715      (1,653)       945
Interest expense.............................   (1,717)     (4,103)    (4,726)
Write-off of unamortized deferred loan
  fees.......................................     (700)         --     (1,556)
Non-recurring compensation and merger
  costs......................................   (7,865)         --         --
Amortization and impairment of goodwill and
  intangibles................................   (2,761)    (16,853)    (3,365)
Other expenses, net..........................   (2,789)     (2,442)    (1,881)
                                               -------    --------    -------
Income before income taxes...................   21,560      40,251     23,779
Income taxes.................................    8,181      19,721      9,401
                                               -------    --------    -------
          Net income.........................  $13,379    $ 20,530    $14,378
                                               =======    ========    =======

  INSURANCE UNDERWRITING

     Underwriting results are summarized in the following table (dollars in thousands):

                                SURETY AND FIDELITY         EXCESS AND SURPLUS LINES              CONSOLIDATED
                            ---------------------------   ----------------------------   ------------------------------
                             1996      1995      1994      1996       1995      1994       1996       1995       1994
                            -------   -------   -------   -------   --------   -------   --------   --------   --------
Gross written premiums....  $96,206   $90,564   $75,324   $11,063   $ 20,834   $27,032   $107,269   $111,398   $102,356
                            =======   =======   =======   =======   ========   =======   ========   ========   ========
Net written premiums......  $91,282   $86,746   $73,527   $ 3,827   $ 10,982   $17,051   $ 95,109   $ 97,728   $ 90,578
                            =======   =======   =======   =======   ========   =======   ========   ========   ========
Net earned premiums.......  $89,261   $84,983   $73,255   $ 3,230   $ 13,709   $19,226   $ 92,491   $ 98,692   $ 92,481
                            -------   -------   -------   -------   --------   -------   --------   --------   --------
Net losses and loss
  adjustment..............    8,444     7,579    11,592     1,610    (15,030)   11,752     10,054     (7,451)    23,344
Underwriting expenses.....   63,070    58,170    49,583       134      3,142     4,321     63,204     61,312     53,904
                            -------   -------   -------   -------   --------   -------   --------   --------   --------
Total losses and
  expenses................   71,514    65,749    61,175     1,744    (11,888)   16,073     73,258     53,861     77,248
                            -------   -------   -------   -------   --------   -------   --------   --------   --------
Underwriting income.......  $17,747   $19,234   $12,080   $ 1,486   $ 25,597   $ 3,153   $ 19,233   $ 44,831   $ 15,233
                            =======   =======   =======   =======   ========   =======   ========   ========   ========
Loss ratio................      9.5%      8.9%     15.8%     49.8%    (109.6)%    61.1%      10.9%      (7.5)%     25.2%
Expense ratio.............     70.6%     68.5%     67.7%      4.2%      22.9%     22.5%      68.3%      62.1%      58.3%
                            -------   -------   -------   -------   --------   -------   --------   --------   --------
Combined ratio............     80.1%     77.4%     83.5%     54.0%     (86.7)%    83.6%      79.2%      54.6%      83.5%
                            =======   =======   =======   =======   ========   =======   ========   ========   ========

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

     Gross written premiums decreased 3.7%, or $4.1 million, for the year ended December 31, 1996. Surety and fidelity gross written premiums increased 6.2%, or $5.6 million, reflecting strong growth in the contract surety and insurance agents' and brokers' E&O businesses. Gross written premiums at Universal Surety increased 25.1% to $21.1 million in 1996 due to an increase of $4.1 million in contract surety premiums. Gross written premiums at Western Surety increased 1.9% to $75.1 million in 1996, reflecting strong growth in agents' E&O business, and modest growth in core miscellaneous surety bond business. United Capitol's gross written premiums decreased $9.8 million in 1996 as compared to a full year in 1995.

     Net earned premiums decreased 6.3%, or $6.2 million, for the year ended December 31, 1996, reflecting a decrease of $10.5 million at United Capitol, partially offset by an increase of $4.3 million in surety and fidelity operations, primarily attributable to strong growth in contract surety. Net earned premiums at Universal Surety increased 22.3% to $17.9 million in 1996. Net earned premiums at Western Surety increased 1.4% to $71.3 million in 1996.

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

     Underwriting income decreased $25.6 million for the year ended December 31, 1996, reflecting a decrease of $1.5 million in surety and fidelity underwriting income, and a decrease of $24.1 million for United Capitol. The consolidated combined ratio increased to 79.2% in 1996 from 54.6% in 1995. The consolidated loss ratio increased to 10.9% in 1996 from (7.5)% in 1995. The surety and fidelity loss ratio increased moderately to 9.5% in 1996 from 8.9% in 1995, principally due to a higher level of net favorable development of prior years' loss reserves in 1995. Generally, the favorable loss trends recognized in the fourth quarter of 1995 continued in 1996.

     The consolidated expense ratio increased to 68.3% in 1996, compared to 62.1% in 1995. The surety and fidelity expense ratio increased to 70.6% in 1996 from 68.5% in 1995, reflecting costs associated with ongoing re-engineering and automation efforts.

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

     United Capitol's claims development through December 31, 1995, had been favorable relative to expectations based on industry experience. Due to the limited prior operating experience of United Capitol and the long-tail nature of its business, management previously relied principally upon industry development patterns and expected loss ratios in estimating incurred but not reported ("IBNR") losses. Given the availability of nine full years of experience and the growing evidence of favorable loss trends relative to industry indications, management concluded in the fourth quarter of 1995 that it was appropriate to place greater reliance on United Capitol's own development patterns and emerging loss ratios in estimating IBNR. United Capitol reduced loss and loss adjustment expenses by $23.2 million in 1995 for net favorable development related to prior years, substantially all of which pertains to this change in estimate. This loss reserve reduction increased Capsure's consolidated income before taxes by $23.2 million, and net income by $15.1 million, or $0.98 per share.

     The consolidated expense ratio increased to 62.1% in 1995, compared to 58.3% in 1994. The surety and fidelity expense ratio increased slightly to 68.5% in 1995 from 67.7% in 1994, reflecting increased operating expenses, particularly, wage and postal expense increases. United Capitol's expense ratio increased to 22.9% in 1995 compared to 22.5% in 1994.

  INVESTMENT INCOME

     Net investment income for the years ended December 31, 1996, 1995 and 1994 was $16.4 million, $20.5 million and $19.1 million, respectively. The decrease in 1996 primarily reflected a net decrease in invested assets as a result of the sale of United Capitol. The average pretax yields of the portfolio for the years ended December 31, 1996, 1995 and 1994 were 7.0%, 6.8% and 6.5%, respectively.

     Capsure's insurance companies invest funds provided by operations predominantly in high-quality, short-duration, taxable fixed income securities. The preservation of capital and utilization of the Company's available NOLs are Capsure's principal investment objectives.

  ANALYSIS OF OTHER OPERATIONS

     Net investment gains (losses) were $1.7 million, $(1.7) million and $0.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. Net investment gains on securities held at the parent company level were $0.8 million in 1996, $1.0 million in 1995 and $1.3 million in 1994. Net investment gains

(losses) were $0.9 million, $(2.7) million and $(0.4) million, respectively, from the insurance operations. The net investment losses from the insurance operations in 1995 reflected the write-down of the carrying value for two asset-backed securities from the same issuer which experienced an other than temporary decline in fair value.

     Amortization expense was $2.8 million for the year ended December 31, 1996, $16.9 million in 1995 and $3.4 million in 1994. Amortization expense in 1996, 1995 and 1994 included $1.1 million, $1.2 million and $1.3 million, respectively, of amortization of intangible assets and $1.7 million, $15.7 million and $2.1 million, respectively, of amortization of excess cost over net assets acquired related to the acquisitions of Western Surety, Universal Surety, United Capitol and Fischer. Amortization expense was not recorded in 1996 for the goodwill associated with the United Capitol operations. Amortization expense for 1995 included a $13.2 million write-down of goodwill associated with the 1990 United Capitol acquisition to reflect the estimated net realizable value on the sale of those operations. Excess cost over net assets acquired is amortized substantially over 40 years. Other intangible assets are amortized over periods ranging from three to 20 years.

     Interest expense decreased by 58.2%, or $2.4 million, to $1.7 million for the year ended December 31, 1996, reflecting the effect of reduced average debt outstanding. The Company's average debt outstanding for the year ended December 31, 1996, was approximately $20.4 million compared to $49.6 million in 1995. The weighted average interest rates on outstanding balances were 6.3% and 6.9% for the years ended December 31, 1996 and 1995, respectively. In connection with the amendment of the Credit Facility (as herein defined) during the second quarter of 1996, the Company incurred a $0.7 million write-off of unamortized deferred loan fees in the year ended December 31, 1996. Interest expense decreased by 13.2%, or $0.6 million, to $4.1 million for the year ended December 31, 1995, reflecting the effect of reduced debt. The Company's average debt outstanding for the year ended December 31, 1995, was approximately $49.6 million compared to $70.5 million in 1994. The weighted average interest rate on outstanding balances was 5.7% for the year ended December 31, 1994. The Company incurred a $1.6 million write-off of unamortized deferred loan fees in the year ended December 31, 1994, associated with the early retirement of bank term loans.

     In connection with the payment of the $10 per share special cash distribution on October 4, 1996, the Board of Directors also authorized a corresponding repricing of all outstanding stock options. This resulted in a new measurement date for the stock options under applicable accounting pronouncements and required the Company to record in the third quarter of 1996 a non-recurring compensation charge of $4.1 million, after applicable income taxes, or 25 cents per share of which $3.6 million, or 22 cents per share, was non-cash.

     In the fourth quarter of 1996, the Company incurred $1.1 million, after applicable income taxes, or 7 cents per share, in merger-related costs associated with the previously discussed pending business combination with CNAF.

  INCOME TAXES

     Income taxes were $8.2 million, $19.7 million and $9.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. The effective income tax rates were 37.9%, 49.0% and 39.5%, respectively. The decrease in the 1996 effective tax rate was principally attributable to a decreased level of nondeductible goodwill amortization. The increase in the 1995 effective tax rate over 1994 was primarily due to the $13.2 million write-down of nondeductible goodwill associated with the 1990 United Capitol acquisition. The Company's income tax expense does not approximate actual taxes paid, primarily due to the utilization of the Company's NOLs. Actual income taxes paid were $1.2 million for the year ended December 31, 1996, $0.7 million for the year ended December 31, 1995 and $0.6 million for the year ended December 31, 1994.

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

     The Company believes total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including anticipated income tax sharing payments of its insurance operations. Management believes the duration of each insurance subsidiary's portfolio is properly matched with the expected duration of its liabilities. At December 31, 1996, the carrying value of the Company's invested assets of the insurance operations was comprised of $135.9 million of fixed maturities, $15.9 million of short-term investments, $4.5 million of equity securities, $2.7 million of other investments and $1.4 million of cash. At December 31, 1995, the carrying value of the Company's invested assets of the insurance operations was comprised of $235.7 million of fixed maturities, $33.1 million of short-term investments, $16.2 million of equity securities, $3.2 million of other investments and $2.7 million of cash. The decrease in investments at December 31, 1996 compared to the prior year primarily related to the net decrease in investments as a result of the sale of United Capitol.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses. At December 31, 1996, the carrying value of the Company's invested assets of the non-insurance operations, principally at the parent company level, was comprised of $3.5 million of short-term investments and $1.3 million of cash. At December 31, 1995, the carrying value of the Company's invested assets of the non-insurance operations, principally at the parent company level, was comprised of $11.6 million of equity securities, $4.7 million of short-term investments and $0.3 million of cash. The decrease in investments at December 31, 1996 compared to the prior year related to the payment of the special cash distribution on October 4, 1996.

     The Company's consolidated net cash flow provided by operating activities was $31.1 million, $30.7 million and $29.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. Consolidated operating cash flow (pretax income excluding the write-off of deferred loan fees, non-recurring compensation and merger costs, net investment gains (losses) and amortization and impairment of goodwill and intangibles) for the year ended December 31, 1996, was $31.2 million as compared to $58.8 million in 1995 and $27.8 million in 1994.

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

     Concurrent with the sale of UCHC and its subsidiaries, Capsure and its lenders entered into an agreement to amend and restate the Credit Facility. The amendment reduced the commitment to $100 million from $135 million and permitted an initial draw of up to $70 million for a special distribution to stockholders. The remaining availability may be used for additional dividends, stock repurchases, acquisitions, and for general corporate purposes. Transaction costs totaled approximately $0.5 million. The credit available under the Credit Facility reduces semi-annually commencing March 31, 1997 and expires March 31, 2003. Interest on borrowings under the facility varies based on leverage.

     On September 11, 1996, the Company declared a special cash distribution in the amount of $10 per share of common stock, payable to all holders of record as of September 25, 1996. The special distribution was paid on October 4, 1996 and was funded from $62 million of borrowings under the Credit Facility and approximately $94 million from available cash and marketable securities accumulated at the parent company level.

     Principal and interest payments required under the Credit Facility are funded principally by dividend and intercompany tax sharing payments received from Capsure's insurance subsidiaries.

     Capsure's insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business, including regulations with respect to the payment of dividends. Without prior regulatory approval in 1997, Capsure's insurance subsidiaries may pay stockholder dividends of $18.0 million in the aggregate. In 1996, 1995 and 1994, Capsure received $65.7 million (including $50.2 million of dividends requiring prior approval), $40.9 million (including $21.6 million of dividends requiring prior approval) and $21.0 million (including $5.0 million of dividends requiring prior approval), respectively, in dividends from its insurance subsidiaries. Capsure received $15.6 million, $21.9 million and $9.5 million in dividends from its surety and fidelity subsidiaries in 1996, 1995 and 1994, respectively.

     Intercompany tax sharing agreements between Capsure and its subsidiaries provide that income taxes shall be allocated based upon separate return calculations in accordance with the Internal Revenue Code of 1986, as amended (the "Code"). Intercompany tax payments are remitted at such times as estimated tax payments would be required to be made to the Internal Revenue Service ("IRS"). Capsure received tax sharing payments from its subsidiaries of $17.3 million, $12.8 million and $12.3 million in 1996, 1995 and 1994, respectively, of which $10.8 million, $8.3 million and $7.3 million, respectively, were from its surety and fidelity subsidiaries.

     On May 24, 1995, the Board of Directors of the Company approved a stock repurchase plan. The plan authorizes the Company to repurchase up to 500,000 shares of its common stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of December 31, 1996, no shares had been repurchased under this plan.

FINANCIAL CONDITION

     A significant factor affecting the Company's financial condition is the Company's policy with respect to investing insurance-related funds. The Company's policy is to invest a substantial portion of such funds in high-quality, short-duration mortgage pass-through instruments, collateralized mortgage obligations ("CMOs") and other asset-backed securities. CMOs differ from traditional fixed maturities in that they may expose the investor to yield variability and even principal risk due to such factors as high mortgage prepayment rates and defaults and delinquencies in the underlying asset pool. Management believes it has reduced prepayment variability by investing only in short tranches and by owning a substantial amount of planned amortization class ("PAC") tranches which have been structured largely to insulate the investor from prepayment risk. A PAC tranche is structured to amortize in a predictable manner and, therefore, the risk of prepayment of the underlying collateral is shifted to other tranches, whose owners are willing to accept such risk. Further, management believes it has minimized credit risk primarily by purchasing only securities rated A or better on the date of acquisition and which are collateralized or guaranteed by U.S. Government agencies or have substantial credit enhancement in the form of financial guarantees, mortgage insurance, letters of credit, over-collateralization, subordinated structures and excess servicing spreads. Management monitors the investment portfolio of the insurance subsidiaries and the current rating of each security owned on a monthly basis.

     The following table sets forth the composition by ratings assigned by The Standard & Poors Corporation ("S&P") or Moody's Investor Services, Inc. ("Moody's") of the fixed income portfolio of the Company as of December 31, 1996 (dollars in thousands):

                                AMORTIZED
        CREDIT RATING             COST       PERCENT
        -------------           ---------    -------
AAA/Aaa.......................  $124,448       91.9%
AA/Aa.........................       757         .6
A/A...........................    10,215        7.5
                                --------      -----
          Total...............  $135,420      100.0%
                                ========      =====

     Another critical factor affecting the Company's financial condition is the Company's policies with respect to loss and loss adjustment expense reserves. Each of Capsure's insurance subsidiaries employs prudent reserving approaches in establishing the estimated liability for unpaid loss and loss adjustment expenses due to the inherent difficulty and variability in the estimation process. The liability for unpaid losses and loss adjustment expenses is based on estimates of (a) the ultimate settlement value of reported claims, (b) IBNR claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries. The liability for unpaid losses and loss adjustment expenses is an accounting estimate and, similar to other accounting estimates, there is the potential that actual future loss payments will differ significantly from the initial estimate. The methods of determining such estimates and the resulting estimated liability are continually reviewed and updated. Changes in the estimated liability are reflected in operating income in the year in which such changes are determined.

     The following table presents selected loss and loss adjustment expense information and highlights the impact of revisions to the estimated liability established in prior years (dollars in thousands):

                                               1996        1995        1994
                                             --------    --------    --------
Gross balance at January 1.................  $126,061    $149,041    $135,825
Balance at date of acquisition
  (disposition)............................   (84,823)         --       2,738
Incurred related to:
Current year...............................    23,685      34,073      46,206
Prior years................................   (10,579)    (34,559)    (14,522)
                                             --------    --------    --------
          Total incurred...................    13,106        (486)     31,684
                                             --------    --------    --------
Paid related to:
Current year...............................     3,390       4,150       3,003
Prior years................................    12,080      18,344      18,203
                                             --------    --------    --------
          Total paid.......................    15,470      22,494      21,206
                                             --------    --------    --------
Gross balance at December 31...............  $ 38,874    $126,061    $149,041
                                             ========    ========    ========
Balance net of reinsurance at December
  31.......................................  $ 33,378    $ 87,078    $111,164
                                             ========    ========    ========

     As a result of favorable claim settlements and changes in estimates of insured events in prior years, the provision for losses and loss adjustment expenses decreased by $10.6 million ($6.9 million, net of reinsurance) in 1996, $34.6 million ($29.1 million, net of reinsurance) in 1995 and $14.5 million ($8.3 million, net of reinsurance) in 1994. As described within Results of Operations -- Insurance Underwriting, United Capitol reduced loss and loss adjustment expenses by $23.2 million in 1995 for net favorable development related to prior years.

     The National Association of Insurance Commissioners ("NAIC") has promulgated Risk-Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC information will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions on the behalf of the company or regulators. As of December 31, 1996, each of Capsure's insurance subsidiaries had a Ratio that was substantially in excess of the minimum RBC requirements.

     Capsure's insurance subsidiaries require capital to support premium writings. In accordance with industry and regulatory guidelines, the net written premiums to surplus ratio of a property and casualty insurer should not exceed 3 to 1 (the terms of the Credit Facility limit this ratio further to 2.75 to 1 for Western Surety and Universal Surety). On December 31, 1996, Western Surety's statutory surplus was $37.2 million and its net written premiums to surplus ratio was 1.9 to 1. On December 31, 1996, Universal Surety's statutory surplus was $11.7 million and its net written premiums to surplus ratio was 1.7 to 1. The Company believes that each insurance company's statutory surplus is sufficient to support its current and anticipated premium levels.

     On July 31, 1986, the Company emerged from voluntary bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code. As a result of operating losses from oil and gas operations prior to the Company's bankruptcy, the Company emerged from bankruptcy with approximately $300 million in NOLs. Approximately $143 million of these NOLs were available at December 31, 1996 to reduce the Company's future federal taxable income.

     The IRS has not examined the Company's tax returns for the years in which the Company reported net operating losses. Under Section 382 of the Code, certain restrictions on the utilization of NOLs will apply if there is an ownership change of a corporation entitled to use such carryovers. The Company believes that there is currently no restriction on the ability of the Company to utilize its NOLs. If the previously discussed pending business combination is consummated, an ownership change of the Company will occur. This will result in significant restrictions of the Company's ability to utilize NOLs during all taxable periods after the date of the business combination.

ENVIRONMENTAL LIABILITIES

     The Company was engaged in oil and gas production, exploration and development until mid-1993. In connection with the sale of substantially all of the Company's oil and gas properties, the buyers assumed all material environmental liabilities.

IMPACT OF ADOPTING STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ("SFAS")

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 introduces a preferable fair value-based method of accounting for stock-based compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value-based method of accounting. As permitted under SFAS No. 123, the Company has continued to apply the existing accounting rules contained in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has disclosed net income and earnings per share on a pro forma basis, based on the new fair value-based method of accounting in Note 13 to the Consolidated Financial Statements.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 replaces APB Opinion No. 15, "Earnings Per Share." APB Opinion No. 15 required that entities with simple capital structures present a single earnings per common share ("EPS") on the face of the income statement, whereas those with complex capital structures had to present both primary and fully diluted EPS. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, whereas primary EPS includes the dilutive effect of common stock equivalents, such as stock options. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. The Company intends to present basic and diluted EPS in financial statements issued after the effective date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
FINANCIAL:
Report of Independent Accountants...........................   38
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................   39
Consolidated Statements of Income for the Years Ended
  December 31, 1996, 1995 and 1994..........................   40
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1996, 1995 and 1994......   41
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994..........................   42
Notes to Consolidated Financial Statements..................   43

FINANCIAL STATEMENT SCHEDULES:
Schedule I -- Summary of Investments........................   60
Schedule II -- Condensed Financial Information of
  Registrant................................................   61
Schedule III -- Supplementary Insurance Information.........   65
Schedule IV -- Reinsurance..................................   66
Schedule V -- Valuation and Qualifying Accounts.............   67
Schedule VI -- Supplemental Information Concerning
  Property -- Casualty Insurance Operations.................   68

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth the name, age, position and offices with the Company, present principal occupation or employment and material occupations and employment for the past five years of each person who is presently a director, or an executive officer of the Company.

     ROD F. DAMMEYER, age 56; Director of the Company since January 19, 1993; Managing Director of EGI Corporate Investments, a division of Equity Group Investments, Inc. ("EGI"), since January 1996; President and a director since 1985 and Chief Executive Officer since 1993 of Anixter International Inc. ("Anixter"); Director since 1992 and President and Chief Executive Officer since 1994 of Great American Management and Investment, Inc. ("GAMI"). Director of ANTEC Corporation, Falcon Building Products, Inc. ("Falcon"), IMC Global Inc., Jacor Communications, Inc. ("Jacor"), Lukens Inc., Revco D.S., Inc. ("Revco"), Sealy Corporation ("Sealy") and TeleTech Holdings, Inc. ("TeleTech"); Trustee of several Van Kampen Merritt, Inc. Closed End Mutual Funds and Series Trusts.

     HERBERT A. DENTON, age 49; Director of the Company since August 2, 1988; President of Providence Capital, Inc. since February 1991.

     BRADBURY DYER, III, age 54; Director of the Company since August 13, 1986; General Partner, Paragon Associates and Paragon Associates II; Managing Agent, Paragon Joint Venture; Director of Falcon and Roosevelt Financial Group, Inc.

     TALTON R. EMBRY, age 50; Director of the Company since August 1, 1986; Investment Advisor, Magten Asset Management Corp. ("Magten"); Co-Chairman of the Board of Revco; Director of Anacomp, Inc., Combined Broadcasting Corporation, BDK Holdings, Inc., Thermadyne Holdings Corp., and VARCO International Inc. See "Litigation Relating to Director."

     BRUCE A. ESSELBORN, age 54; Director of the Company since February 20, 1990 and President since June 24, 1992; Chairman of the Board from 1988 until May 22, 1996 and President and Chief Executive Officer from 1986 until May 22, 1996 of UCHC and United Capitol.

     DAN L. KIRBY, age 50; Director of the Company since May 27, 1993; Executive Vice President, General Counsel and Secretary of Western Surety since 1974.

     JOE P. KIRBY, age 43; Director of the Company since May 27, 1993; President from 1979 until 1995 and Chief Executive Officer of Western Surety since 1979.

     DONALD W. PHILLIPS, age 48; Director of the Company since May 9, 1990; President of the Company from March 28, 1990 until June 24, 1992; Senior Partner of EGI Capital Markets, L.L.C. since January 2, 1997; Executive Vice President of Equity Financial and Management Company ("Equity") since March 1990; Chairman of the Board of Equity Institutional Investors, Inc. from July 1990 until December 31, 1996; Director of SIT Investments Mutual Fund Group.

     SHELI Z. ROSENBERG, age 55; Director of the Company since May 15, 1987; Vice President since February 20, 1990; General Counsel of the Company from February 20, 1990 until September 8, 1994; President and Chief Executive Officer since November 1994, Executive Vice President from 1986 until 1994 and Director of EGI; President and Chief Executive Officer since November 1994, Executive Vice President from 1980 until 1994 and a Director of Equity; Principal of the law firm of Rosenberg & Liebentritt, P.C.; Board Chair of Jacor; Chairman of the Board of CFI Industries, Inc. ("CFI") from January 1994 until September 1994 and Co-Chairman from September 1994 until March 1995; Director of American Classic Voyages Co. ("American Classic"), Anixter, Falcon, Manufactured Home Communities, Inc. ("MHC"), Revco and Sealy; Trustee of Equity Residential Properties Trust ("Equity Residential"); Vice President of First Capital Benefit Administrators, Inc. ("Benefits Administrators") from July 22, 1987 until November 15, 1995. Benefits Administrators filed for a petition under the Federal bankruptcy laws on January 3, 1995 which resulted in its liquidation on November 15, 1995.

     L.G. SCHAFRAN, age 58; Director of the Company since August 1, 1986; Managing General Partner of L.G. Schafran & Associates; Director of Crown Books Corporation, Dart Group Corporation, Delta - Omega Technologies, Inc., Glasstech, Inc., OXiGENE, Inc., Publicker Industries, Inc. and Trak-Auto Corporation.

     RICHARD I. WEINGARTEN, age 46; Director of the Company since March 2, 1994; President of Richard Weingarten & Company, Inc. since 1991.

     SAMUEL ZELL, age 55; Director of the Company since August 13, 1986; Chairman of the Board and Chief Executive Officer of the Company since October 15, 1987; President of the Company from July 25, 1989 until March 27, 1990; Chairman of the Board of Anixter, American Classic, Equity, EGI, Equity Residential, and MHC; Co-Chairman of the Board of Revco; Director of Chart House Enterprises, Inc., Quality Food Centers, Inc., Sealy, TeleTech and Ramco Energy, p.l.c.; Trustee and beneficiary of the general partner of Equity Capsure, owner of 25.6% of the Company's Common Stock.

     ARTHUR A. GREENBERG, age 56; Senior Vice President of the Company since January 1, 1989, and Treasurer of the Company since February 5, 1990; Chief Financial Officer of the Company from July 25, 1989 until May 27, 1993; Executive Vice President of EGI and Equity; President of Greenberg & Pociask, Ltd.; Director of American Classic.

     JOHN T. KNOX, JR., age 42; President and Chief Executive Officer of Universal Surety Holding Corporation since 1986 and of Universal Surety since 1983.

     STEPHEN T. PATE, age 50; President of Western Surety since May 1995; Executive Vice President of Western Surety from October 1994 until May 1995; employed at Continental Insurance Company from 1975 until 1994, most recently serving as President of Continental Guaranty, the surety division of Continental Insurance Company.

     MARY JANE ROBERTSON, age 43; Senior Vice President and Chief Financial Officer of the Company since May 27, 1993; Executive Vice President and Chief Financial Officer of United Capitol from August 20, 1991 until May 22, 1996.

     KELLY L. STONEBRAKER, age 42; Vice President and General Counsel of the Company since September 8, 1994; officer at Rosenberg & Liebentritt, P.C. since September 1990.

LITIGATION RELATING TO DIRECTOR

     On September 9, 1993, Mr. Embry and Magten, without admitting or denying the allegations in a complaint by the SEC, consented to the entry of judgments enjoining them from violating (and, in the case of Mr. Embry, aiding and abetting violations of) anti-fraud and other provisions of the Securities Exchange Act of 1934, as amended, the Investment Advisers Act of 1940, as amended, and the Investment Company Act of 1940, as amended. The SEC's complaint alleged principally that Mr. Embry failed to advise clients of certain personal trades relevant to the clients' holdings, to obtain certain consents required under applicable law in connection therewith and to comply with certain reporting requirements. The complaint did not involve the securities of the Company. As part of the settlement, Mr. Embry made a $1 million payment for the benefit of certain of Magten's clients.

BOARD AND COMMITTEE MEETINGS

     The Board has an Executive Committee which consists of Messrs. Dyer, Esselborn and Zell. The Executive Committee did not hold any meetings in 1996. The Executive Committee possesses and may exercise the full and complete authority of the Board in the management and business affairs of the Company during the intervals between the meetings of the Board. All action by the Executive Committee is reported to the Board at its next meeting and such action is subject to revision and alteration by the Board, provided that no rights of third persons can be prejudicially affected by the subsequent action of the Board. Vacancies on the Executive Committee are filled by the Board. However, during the temporary absence of a member of the Executive Committee, due to illness or inability to attend a meeting or for other cause, the remaining member(s) of the Executive Committee may appoint a member of the Board to act in the place and with all the authority of such absent member. The current members of the Executive Committee will continue in office until the Committee is dissolved, terminated or reorganized, or if such members are replaced.

     The Company also has an Audit Committee which consists of Messrs. Denton, Embry and Schafran. During 1996, the Audit Committee held two (2) meetings. The Audit Committee has the power to (i) recommend to the Board the independent certified public accountants to be selected to serve the Company, (ii) review with the independent certified public accountants the planned scope and results of the annual audit, their reports and recommendations, (iii) review with the independent certified public accountants matters relating to the Company's system of internal controls, and (iv) review the Company's policies with respect to corporate governance, including policies relating to compliance with laws and regulations and conflicts of interest.

     The Company also has a Compensation Committee which consists of Messrs. Dammeyer, Denton and Schafran. During 1996, the Compensation Committee held one
(1) meeting. The Compensation Committee reviews and makes recommendations concerning proposals by management with respect to compensation, bonuses, stock option grants, employment agreements and other benefits and policies regarding such matters for the Company.

     The Company also has an Investment Committee which consists of Messrs. Dyer, Embry, Esselborn and Phillips. During 1996, the Investment Committee held four (4) meetings. The Investment Committee establishes investment policies and oversees the management of the Company's investment portfolio.

     During 1996, six (6) meetings of the Board were held. All directors were present at least for 75% of the meetings of the Board and the committees that they were eligible to attend.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Under the rules of the SEC, the Company is required to report, based on its review of reports to the SEC about transactions in its Common Stock furnished to the Company and written representations of its directors, executive officers and 10% stockholders, that for 1996: 1) Arthur A. Greenberg filed a Form 4 late for December 1996 on January 13, 1997 which reported the contribution of shares of Common Stock to Equity Capsure by Equity Capsure's partners; and 2) Bruce A. Esselborn filed a Form 4 late for December 1996 on

February 13, 1997 which reported the exercise by Mr. Esselborn's wife of options to purchase 5,000 shares of Common Stock.

ITEM 11. EXECUTIVE COMPENSATION

     The following tables show information with respect to the annual compensation (including option grants) for services rendered to the Company for the years ended December 31, 1996, 1995 and 1994 by the chief executive officer and those persons who were, at December 31, 1996, the other four most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                               OTHER ANNUAL               ALL OTHER
                                         SALARY      BONUS     COMPENSATION    OPTIONS   COMPENSATION
  NAME AND PRINCIPAL POSITION    YEAR      ($)        ($)          ($)           (#)         ($)
  ---------------------------    ----    -------    -------    ------------    -------   ------------
Samuel Zell                      1996          0          0      150,000(1)      5,000           0
  Chairman of the Board          1995          0          0      150,000(1)      5,000           0
  and Chief Executive            1994          0          0      150,000(1)     25,000           0
  Officer of the Company
Bruce A. Esselborn               1996    387,500    751,250(2)     9,699(3)          0     767,105(4)
  President of the Company       1995    387,500    300,000          441(3)     30,000      27,835(4)
                                 1994    387,500    112,500          854(3)      5,000      24,828(4)
Mary Jane Robertson              1996    225,000    424,500(2)         0             0     149,331(5)
  Senior Vice President and      1995    225,000    150,000            0        15,000      14,888(5)
  Chief Financial Officer of     1994    200,000     30,000            0         8,500      14,914(5)
  the Company
Dan L. Kirby                     1996    250,000    125,000          432(6)          0      40,352(7)
  Executive Vice President,      1995    250,000    125,000          420(6)      5,000       9,000(7)
  General Counsel and            1994    250,000    250,000          408(6)      5,000       9,000(7)
  Secretary of Western Surety
Joe P. Kirby                     1996    250,000    125,000          372(8)          0      40,352(9)
  President and Chief            1995    250,000    125,000          360(8)      5,000       9,000(9)
  Executive Officer of           1994    250,000    250,000            0         5,000       9,000(9)
  Western Surety

---------------

(1) Mr. Zell received $150,000 in 1996, 1995 and 1994 for his services as Chairman of the Board, Chief Executive Officer and Chairman of the Executive Committee.

(2) Included a bonus related to the pending business combination negotiations of $581,250 and $337,500 for Mr. Esselborn and Ms. Robertson, respectively.

(3) Included $9,699 in 1996, $441 in 1995 and $854 in 1994 of reimbursements of personal investment advisory fees.

(4) Included (i) $8,724 in 1996, $13,700 in 1995 and $11,760 in 1994 of
    Company-paid premiums on a life insurance policy owned by him; (ii) $4,500 in 1996, 1995 and 1994 of 401(k) plan Company matching contributions; (iii) $8,881 in 1996, $9,635 in 1995 and $8,568 in 1994 of Company contributions under a defined contribution retirement plan; (iv) $495,000 in 1996 paid in connection with stock option repricing; and (v) $250,000 in 1996 paid in consideration for signing a non-compete agreement with Frontier Insurance Group, Inc. ("Frontier") related to the sale of United Capitol.

(5) Included (i) $4,500 in 1996, 1995 and 1994 of 401(k) plan Company matching contributions; (ii) $10,323 in 1996, $10,388 in 1995 and $10,414 in 1994 of
    Company contributions under a defined contribution retirement plan; and
    (iii) $134,508 in 1996 paid in connection with stock option repricing.

(6) Included $432 in 1996, $420 in 1995 and $408 in 1994 of reimbursements of health club dues.

(7) Included (i) $9,000 in 1996, 1995 and 1994 of 401(k) plan Company matching and profit-sharing contributions; and (ii) $31,352 in 1996 paid in connection with stock option repricing.

(8) Included $372 in 1996 and $360 in 1995 of reimbursements of health club fees.

(9) Included (i) $9,000 in 1996, 1995 and 1994 of 401(k) plan Company matching and profit-sharing contributions; and (ii) $31,352 in 1996 paid in connection with stock option repricing.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
                            -------------------------
                                              % OF                                     POTENTIAL REALIZABLE
                                              TOTAL                                      VALUE AT ASSUMED
                               NUMBER        GRANTED                                  ANNUAL RATES OF STOCK
                            OF SECURITIES      TO                                       PRICE APPRECIATION
                             UNDERLYING     EMPLOYEES   EXERCISE OR                      FOR OPTION TERM
                               OPTIONS       FISCAL     BASE PRICE     EXPIRATION   --------------------------
           NAME             GRANTED(#)(1)   YEAR (2)      ($/SH)          DATE      5%($)(3)(5)   10%($)(4)(5)
           ----             -------------   ---------   -----------    ----------   -----------   ------------
Samuel Zell...............      5,000          N/A         18.00(5)     5/23/06       28,971         67,924
Bruce A. Esselborn........          0           --            --             --           --              0
Mary Jane Robertson.......          0           --            --             --           --              0
Dan L. Kirby..............          0           --            --             --           --              0
Joe P. Kirby..............          0           --            --             --           --              0

---------------

(1) The Options granted during 1996 were exercisable after May 23, 1996.

(2) No employees were granted options in 1996.

(3) Assumes a price of $13.79 at the end of ten years.

(4) Assumes a price of $21.58 at the end of ten years.

(5) Option was repriced on October 7, 1996 to $8.00 per share as part of Company-wide repricing of options as a result of the $10.00 per share special distribution. The calculation for Potential Realizable Value is based upon such repriced amount.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                                                           VALUE OF UNEXERCISED
                                                                          NUMBER OF        IN-THE-MONEY OPTIONS
                                                                     UNEXERCISED OPTIONS            AT
                                                                        AT FY-END(#)            FY-END($)
                                    SHARES ACQUIRED       VALUE         EXERCISABLE/           EXERCISABLE/
               NAME                 ON EXERCISE (#)    REALIZED($)      UNEXERCISABLE         UNEXERCISABLE
               ----                 ----------------   -----------   -------------------   --------------------
Samuel Zell.......................       0                 0          50,000/15,000         389,750/125,000
Bruce A. Esselborn................       0                 0          176,250/18,750       1,937,094/157,031
Mary Jane Robertson...............    67,240             772,791      40,760/15,500         466,702/130,344
Dan L. Kirby......................    10,810              97,290         54,190/0              558,726/0
Joe P. Kirby......................    10,810              97,290         54,190/0              558,726/0

                           COMPENSATION OF DIRECTORS

     Samuel Zell, Chairman of the Board and Chief Executive Officer of the Company, was compensated at the annual rate of $150,000 for his services as a Director, Chairman of the Board, Chief Executive Officer and Member of the Executive Committee during 1996. Such amount has been included in the Summary Compensation Table. Other Directors, except for employees of the Company or its subsidiaries, were compensated at the annual rate of $15,000 and received $500 for each meeting of the Board and committees of the Board of the Company which they attended. Additionally, as of the date of the first Directors' meeting following each Annual Meeting, each non-employee Director receives options to purchase 5,000 shares at the fair market value as of the grant date.

     Western Surety Company pays its non-Company or subsidiary employee directors an annual retainer of $12,000. Mr. Greenberg and Mrs. Rosenberg, who are members of such Board, each were compensated pursuant to this policy for 1996.

                      EMPLOYMENT CONTRACTS AND TERMINATION
                OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company and Mr. Esselborn have an agreement providing for the continuation of Mr. Esselborn's employment on a rolling, two-year basis commencing September 30, 1995, and continuing for a minimum period of two years thereafter subject to automatic extension. On October 1, 1995 and on each day thereafter, the employment period shall be extended automatically by one day unless the Company or Mr. Esselborn notifies the other party that the employment period will not be further extended. Thus, after October 1, 1995, until written notice is received by either party, the employment period at any point in time shall be two years. The agreement provides for a minimum salary of $387,500 with annual salary adjustments determined by the Company, an annual bonus that is mutually agreed upon by Mr. Esselborn and the Company and Company-paid premiums for a $2,000,000 life insurance policy with Mr. Esselborn designating the beneficiary and certain other employee benefits.

     The Company and Mr. Esselborn had another agreement which paid Mr. Esselborn $250,000 upon the consummation of the sale of UCHC and its subsidiaries to Frontier. The Company and Mr. Esselborn entered into this agreement as an inducement for Mr. Esselborn to personally enter into a two-year non-competition and five-year employee non-solicitation agreement with Frontier. Such amount is included in the "All Other Compensation" column of the Summary Compensation Table.

     The Company and United Capitol entered into an executive change in control and termination benefits agreement with Lorraine Esselborn, the wife of Mr. Esselborn and an employee of United Capitol from 1986 until its sale to Frontier, which provided Mrs. Esselborn with certain payments upon the sale of United Capitol. Mrs. Esselborn received a severance payment of $64,500 which was equal to 150% of the sum of her 1996 base salary and 1995 bonus.

     In 1996, the Company paid Mr. Esselborn $581,250, as a bonus in recognition of his efforts in negotiating and executing the definitive Reorganization Agreement and related transactions with certain subsidiaries of CNAF. Such amount is included in the "Bonus" column of the Summary Compensation Table.

     The Company and Ms. Robertson have an agreement providing for the continuation of Ms. Robertson's employment on a rolling, two-year basis commencing September 30, 1995, and continuing for a minimum period of two years thereafter subject to automatic extension. On October 1, 1995 and on each day thereafter, the employment period shall be extended automatically by one day unless the Company or Ms. Robertson notifies the other party that the employment period will not be further extended. Thus, after October 1, 1995, until written notice is received by either party, the employment period at any point shall be two years. The agreement provides for a minimum salary of $225,000 with annual salary adjustments determined by the Company, an annual bonus that is mutually agreed upon by Ms. Robertson and the Company and certain other employee benefits.

     In 1996, the Company paid Ms. Robertson $337,500, as a bonus in recognition of her efforts in negotiating and executing the definitive Reorganization Agreement and related transactions with certain subsidiaries of CNAF. Such amount is included in the "Bonus" column of the Summary Compensation Table.

                     COMPENSATION COMMITTEE INTERLOCKS AND
                             INSIDER PARTICIPATION

     The members of the Company's Compensation Committee are Messrs. Dammeyer, Denton and Schafran.

     The following relationships existed during 1996:

     Mrs. Rosenberg and Mr. Zell are executive officers and directors of the Company and Mrs. Rosenberg is a director and member of the Compensation Committee of Anixter, and Mr. Zell is an executive officer and director of Anixter. Mr. Dammeyer is an executive officer and director of Anixter and is a director and member of the Compensation Committee of the Company.

     Mrs. Rosenberg is an executive officer and director of the Company and is a trustee and member of the Compensation Committee of Equity Residential. Mr. Zell is an executive officer and trustee of Equity Residential and an executive officer and director of the Company.

     For the year ended December 31, 1996, the Company paid approximately $106,000 in fees for legal services to the law firm of Rosenberg & Liebentritt, P.C. of which Mrs. Rosenberg and Mr. Stonebraker are members. For the year ended December 31, 1996, the Company paid Seyfarth Shaw Fairweather & Geraldson ("Seyfarth") approximately $276,000. Mrs. Rosenberg's husband is a partner at Seyfarth. Additionally, see "Certain Relationships and Related Transactions."

                         COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION

     The compensation policy of the Company for its executive officers (including those named in the Summary Compensation Table) has been to pay base salaries and annual bonuses that are both competitive and recognize the accomplishment of the Company's stated goals of building a financial services business primarily focusing on insurance. In addition, the Company established the 1990 Stock Option Plan to provide long-term incentive opportunities for employees, officers and directors of the Company.

     The Chairman of the Board and Chief Executive Officer of the Company received a $150,000 fee for serving in such capacities. This fee is not directly tied to the performance of the Company but rather reflects the commencement of the Company's strategic plan, the initial implementation of this plan and Mr. Zell's contributions to it.

     During 1995, the Company entered into new employment agreements with Mr. Esselborn and Ms. Robertson. See "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" for a description of the agreements. The Company entered into these agreements after the Company began pursuing the sale of UCHC and its subsidiaries. The Company wanted to incentivize Mr. Esselborn and Ms. Robertson to remain with the Company both during the sale's process and after the sale was completed and to insure the stability and efficient operation of the Company.

     During 1996, the Company paid Mr. Esselborn and Ms. Robertson bonuses equal to 18 months of their base salary in recognition of their efforts in negotiating and executing the definitive Reorganization Agreement and related transactions with certain subsidiaries of CNAF. Additionally, in connection with the possible sale or merger of the Company, a plan was adopted pursuant to which the Company will provide severance benefits and transaction or retention bonuses to be paid, under certain circumstances, to certain other officers and employees. This plan was designed to (i) incentivize key employees to effectuate the consummation of the merger with CNA Surety; (ii) keep employees in place during the failure or completion of the merger with CNA Surety; and (iii) compensate employees for the loss of their employment.

     Long-term incentive opportunities were made available to each of the executive officers (other than the Chief Executive Officer) in the form of significant grants of stock options at the time of the Company's respective acquisitions of United Capitol and Western Surety. These options were designed to promote the long-term interests between such individuals and the Company's stockholders and to assist in the retention of such officers. During 1996, given the sale discussions underway at the Company, no options were granted to any employees.

     Also, during 1996, the Board of Directors authorized the repricing of all outstanding stock options due to the $10.00 per share special cash distribution paid to stockholders. Options with exercise prices less than $10.00 per share were repriced to $.05 per share, the par value of the Common Stock, and the optionee received a cash payment for the difference. The Board of Directors authorized the repricing of all of the options because it felt the reduction in the stock price caused by the distribution would be a permanent reduction and would reduce the value of the options to the optionees. For tax purposes, over 90% of the distribution was return of capital. On Friday, October 4, 1996, the date of the distribution, the Common Stock closed at $18.00 per share. On Monday, October 7, 1996, the Common Stock opened for trading at $8.00 per share.

     It is the policy of the Company to structure its compensation in a manner which will avoid the limitations imposed by the Omnibus Budget Reconciliation Act of 1993 on the deductibility of executive compensation under Section 162 (m) of the Internal Revenue Code of 1986, as amended, to the extent it can reasonably do so consistent with its goal of retaining and motivating its executives in a cost effective manner.

                                Rod F. Dammeyer
                               Herbert A. Denton
                                 L.G. Schafran

                               PERFORMANCE GRAPH

     Below is a graph comparing total stockholder return on the Company's Common Stock over the last five years with a broad equity market index, the S&P Property and Casualty Insurance Index, and a published industry index, the S&P 500, as required by the rules of the SEC.

        Measurement Period          Capsure Holdings      S&P 500 ($)      S&P Property &
      (Fiscal Year Covered)             Corp. ($)                           Casualty ($)
1991                                           100.00             100.00             100.00
1992                                           191.23             107.62             117.11
1993                                           189.47             118.46             115.04
1994                                           205.26             120.03             120.67
1995                                           247.37             165.13             165.39
1996                                           340.74             203.05             198.53

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 7, 1997, except as noted, certain information with respect to each person or entity who is known by the management of the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock:

              NAME AND ADDRESS OF                     AMOUNT AND NATURE         PERCENT
                BENEFICIAL OWNER                  OF BENEFICIAL OWNERSHIP(1)    OF CLASS
              -------------------                 --------------------------    --------
Equity Capsure Limited Partnership(2)...........          4,039,622(3)            25.6%
  Two N. Riverside Plaza
  Chicago, IL 60606
Shapiro Capital Management Company Inc.(4)......          1,253,698(4)             7.9%
  3060 Peachtree Road N.L.P.
  Atlanta, GA 30305

---------------

(1) The number of shares of the Company's Common Stock indicated as beneficially owned is reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.

(2) Equity Capsure Limited Partnership, an Illinois limited partnership ("Equity Capsure"), is comprised of five partners: the Samuel Zell Revocable Trust with Samuel Zell as Trustee; the Ann Lurie Revocable Trust with Ann Lurie and Mark Slezak as Co-Trustees; LFT Partnership; Alphabet Partners and ZFT Partnership. The Samuel Zell Revocable Trust, of which Samuel Zell, Chairman of the Board and Chief Executive Officer of the Company, is trustee and beneficiary, is the sole general partner of Equity Capsure. Sheli Z. Rosenberg is the sole trustee of the 10 trusts which are the partners of ZFT Partnership and Arthur A. Greenberg is the sole trustee of the 15 trusts which are the partners of Alphabet Partners. Messrs. Zell and Greenberg and Ms. Rosenberg may be deemed to be the beneficial owner of the shares of the Company's Common Stock owned by Equity Capsure but they each disclaim beneficial ownership of these shares.

(3) The shares are held by three institutions as collateral for loans to Equity Capsure. Under the loan agreements, the institutions cannot vote or exercise any ownership rights relating to the pledged shares unless there is an event of default thereunder.

(4) Pursuant to a Schedule 13G filed with the SEC for calendar year 1996, Shapiro Capital Management Company, Inc. ("Shapiro") is a registered investment advisor. One or more of Shapiro's advisory clients is the legal owner of 861,998 shares of Common Stock. Pursuant to the investment advisory agreements with its clients, Shapiro has the authority to direct the investments of its advisory clients. Samuel R. Shapiro is the president, director and majority shareholder of Shapiro. Mr. Shapiro's wife was also the beneficial owner of 38,000 shares of Common Stock. Additionally, the Kaleidoscope Fund, L.P. ("Kaleidoscope") was the beneficial owner of 353,700 shares of Common Stock. Shapiro is the general partner of Kaleidoscope.

                        SECURITY OWNERSHIP OF MANAGEMENT

     The following information is furnished as of March 7, 1997, with respect to the shares of the Company's Common Stock beneficially owned by each director and by those executive officers named in the Summary Compensation Table and by all directors and executive officers (17 persons) as a group. Information concerning the directors and officers and their security holdings has been furnished by them to the Company.

                                                      SHARES UPON
             NAME OF                SHARES OF      EXERCISE OF STOCK                 PERCENT OF
        BENEFICIAL OWNER           COMMON STOCK       OPTIONS(1)        TOTAL(2)       CLASS
        ----------------           ------------    -----------------    ---------    ----------
Rod F. Dammeyer..................           0            20,000            20,000       *
Herbert A. Denton................      27,860            20,000            47,860       *
Bradbury Dyer, III...............     546,158(3)         40,000           586,158       3.7%
Talton R. Embry..................      32,175(4)         40,000            72,175       *
Bruce A. Esselborn...............      83,507(5)        182,500           266,007       1.7%
Dan L. Kirby.....................      66,365            54,190           120,555       *
Joe P. Kirby.....................      51,885            54,190           106,075       *
Donald W. Phillips...............           0            40,000            40,000       *
Mary Jane Robertson..............      68,740            52,510           121,250       *
Sheli Z. Rosenberg...............   4,062,328(6)         40,000         4,102,328      26.0%
L.G. Schafran....................      13,768(7)         40,000            53,768       *
Richard I. Weingarten............           0            15,000            15,000       *
Samuel Zell......................   4,039,622(6)         50,000         4,089,622      25.9%
All directors and executive
  officers as a group (17
  persons) including the
  above-named persons............   5,272,881           678,608         5,951,489      37.6%

---------------

 *  Less than 1%

(1) Represents beneficial ownership of shares that may be acquired by the exercise of stock options which are currently exercisable or exercisable within sixty days of the date of this table.

(2) The amounts of the Company's Common Stock and stock options beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.

(3) Includes 544,258 shares of the Company's Common Stock owned by Paragon Joint Venture ("Paragon"). Paragon is a joint venture formed by Paragon Associates and Paragon Associates II, both Texas limited partnerships. Mr. Dyer is the sole general partner of Paragon Associates and Paragon Associates II. Under the terms of the joint venture agreement of Paragon, each partner has beneficial ownership in proportion to its respective account in Paragon. Mr. Dyer does not have full direct ownership; however, as the general partner of the partners of Paragon, he may be deemed to have beneficial ownership.

(4) The 32,175 shares are owned as follows: 300 shares are owned by Mr. Embry; 14,400 shares are owned by the Magten Asset Management Corp. Pension Plan & Trust; 1,675 shares are owned by Mr. Embry's minor children; 300 shares are owned by Mr. Embry's wife; and 15,500 shares are owned by the Magten Asset Management Profit Sharing Plan.

(5) Includes 8,500 shares beneficially owned by Mr. Esselborn's wife.

(6) Includes 4,039,622 shares of the Company's Common Stock owned by Equity Capsure. Under regulations of the SEC, Mr. Zell and Mrs. Rosenberg may be deemed to be the beneficial owners of the shares of the Company's Common Stock owned by Equity Capsure (see notes (2) and (3) under "Security Ownership of Certain Beneficial Owners"), but they each disclaim beneficial ownership of these shares.

(7) Shares are beneficially owned by Mr. Schafran's spouse. Mr. Schafran disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company subleases office space from EGI, a company affiliated with Equity Capsure, at Two North Riverside Plaza, Chicago, Illinois 60606. In addition, EGI provides the Company with certain administrative and office facility services and charges for such services are included in the rent. The Company paid approximately $86,000 during 1996 for such services.

     Various affiliates of Equity Capsure have provided services with respect to certain aspects of the Company's business including, but not limited to, financial and accounting services, tax services, computer services, investor relations services and support services and expenses. During 1996, the Company paid or was billed approximately $189,000 for such services.

     The Company also provides financial management services to various affiliates of Equity Capsure. During 1996, the Company received approximately $20,000 for such services which also included reimbursement of overhead charges.

     The executive officers listed below were indebted to the Company in 1996 as a result of the Company lending the executive officers money to exercise incentive stock options. The loans, which were outstanding from September 25 to October 4, 1996, bore imputed interest only at 6.02% which was the applicable federal rate, as defined in the Code, at the time the loans were made.

                                          LARGEST PRINCIPAL
                                             AMOUNT OWED           PRINCIPAL BALANCE AT
                  NAME                         IN 1996              DECEMBER 31, 1996
                  ----                    -----------------        --------------------
Mary Jane Robertson.....................     $504,338.75                    $0
Dan L. Kirby............................       99,992.50                     0
Joe P. Kirby............................       99,992.50                     0

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                       PAGE
                                                                       ----
(a)(1)   FINANCIAL:
         Report of Independent Accountants...........................   38
         Consolidated Balance Sheets as of December 31, 1996 and
           1995......................................................   39
         Consolidated Statements of Income for the Years Ended
           December 31, 1996, 1995 and 1994..........................   40
         Consolidated Statements of Changes in Stockholders' Equity
           for the Years Ended December 31, 1996, 1995 and 1994......   41
         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1996, 1995 and 1994..........................   42
         Notes to Consolidated Financial Statements..................   43

(a)(2)   FINANCIAL STATEMENT SCHEDULES:
         Schedule I   -- Summary of Investments......................   60
         Schedule II  -- Condensed Financial Information of
           Registrant................................................   61
         Schedule III -- Supplementary Insurance Information.........   65
         Schedule IV  -- Reinsurance.................................   66
         Schedule V  -- Valuation and Qualifying Accounts............   67
         Schedule VI  -- Supplemental Information Concerning
           Property -- Casualty Insurance Operations.................   68

(a)(3)   EXHIBITS....................................................   69

(b)      REPORTS ON FORM 8-K:
         December 27, 1996: Capsure and certain direct and indirect subsidiaries of CNA Financial Corporation entered into a
                            definitive Reorganization Agreement to merge
                            Capsure with a wholly-owned subsidiary of CNA
                            Surety Corporation.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Capsure Holdings Corp.

     We have audited the accompanying consolidated financial statements and financial statement schedules of Capsure Holdings Corp. and Subsidiaries listed in the index contained in Item 8 of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capsure Holdings Corp. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 20, 1997

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Invested assets and cash:
  Fixed maturities, at fair value (amortized cost: $135,420;
     $233,276)..............................................  $135,895    $235,718
  Equity securities, at fair value (cost: $3,687;
     $27,124)...............................................     4,526      27,753
  Short-term investments, at cost which approximates fair
     value..................................................    19,416      37,865
  Other investments, at fair value..........................     2,695       3,219
  Cash......................................................     2,736       3,001
                                                              --------    --------
                                                               165,268     307,556
Deferred policy acquisition costs...........................    28,523      27,057
Reinsurance receivable......................................     5,642      40,097
Intangible assets, net of amortization......................    14,024      15,715
Excess cost over net assets acquired, net of amortization...    61,932      68,443
Deferred income taxes, net of valuation allowance...........    16,019      29,293
Other assets................................................    21,731      26,607
                                                              --------    --------
          Total assets......................................  $313,139    $514,768
                                                              ========    ========

                                   LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses................  $ 38,874    $126,061
  Unearned premiums.........................................    69,570      76,781
                                                              --------    --------
                                                               108,444     202,842
Long-term debt..............................................    60,000      25,000
Other liabilities...........................................    22,112      29,622
                                                              --------    --------
          Total liabilities.................................   190,556     257,464
                                                              --------    --------
Commitments and contingencies

                               STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares
  authorized; none issued and outstanding...................        --          --
Common stock, par value $.05 per share, 25,000,000 shares
  authorized; 15,804,749 shares issued at December 31, 1996;
  15,408,749 shares issued at December 31, 1995.............       790         770
Additional paid-in capital..................................   118,413     179,276
Retained earnings from August 1, 1986 (date of
  reorganization)...........................................     2,297      75,286
Unrealized gain on securities, net of deferred income
  taxes.....................................................     1,083       1,972
                                                              --------    --------
          Total stockholders' equity........................   122,583     257,304
                                                              --------    --------
                                                              $313,139    $514,768
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
Revenues:
  Net earned premiums......................................  $ 92,491    $ 98,692    $ 92,481
  Net investment income....................................    16,444      20,471      19,129
  Net investment gains (losses)............................     1,715      (1,653)        945
                                                             --------    --------    --------
                                                              110,650     117,510     112,555
                                                             --------    --------    --------
Expenses:
  Net loss and loss adjustment expenses....................    10,054      (7,451)     23,344
  Net commissions, brokerage and other underwriting........    63,204      61,312      53,904
  Interest expense.........................................     1,717       4,103       4,726
  Write-off of unamortized deferred loan fees..............       700          --       1,556
  Non-recurring compensation and merger costs..............     7,865          --          --
  Amortization and impairment of goodwill and
     intangibles...........................................     2,761      16,853       3,365
  Other expenses, net......................................     2,789       2,442       1,881
                                                             --------    --------    --------
                                                               89,090      77,259      88,776
                                                             --------    --------    --------
Income before income taxes.................................    21,560      40,251      23,779
Income taxes...............................................     8,181      19,721       9,401
                                                             --------    --------    --------
Net income.................................................  $ 13,379    $ 20,530    $ 14,378
                                                             ========    ========    ========
Weighted average shares outstanding:
  Primary..................................................    16,395      15,404      15,160
                                                             ========    ========    ========
  Fully diluted............................................    16,510      15,917      15,455
                                                             ========    ========    ========
Earnings per share:
  Primary..................................................  $    .82    $   1.33    $    .95
                                                             ========    ========    ========
  Fully diluted............................................  $    .81    $   1.29    $    .93
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
Common Stock:
  Balance, January 1.......................................  $    770    $    770    $    753
  Common stock issued......................................        --          --          15
  Common stock issued through exercise of warrants and
     options...............................................        20          --           2
                                                             --------    --------    --------
  Balance, December 31.....................................  $    790    $    770    $    770
                                                             ========    ========    ========
Additional Paid-In Capital:
  Balance, January 1.......................................  $179,276    $179,250    $165,257
  Common stock issued......................................        --          --       3,985
  Common stock issued through exercise of warrants and
     options...............................................     2,283          26           8
  Return of capital distribution on common stock...........   (69,880)         --          --
  Change in valuation allowance for deferred tax assets....        --          --      10,000
  Stock option repricing...................................     6,734          --          --
                                                             --------    --------    --------
  Balance, December 31.....................................  $118,413    $179,276    $179,250
                                                             ========    ========    ========
Retained Earnings:
  Balance, January 1.......................................  $ 75,286    $ 54,756    $ 40,378
  Net income...............................................    13,379      20,530      14,378
  Dividend on common stock.................................   (86,368)         --          --
                                                             --------    --------    --------
  Balance, December 31.....................................  $  2,297    $ 75,286    $ 54,756
                                                             ========    ========    ========
Unrealized Gain (Loss) on Securities, Net of Deferred
  Income Taxes:
  Balance, January 1.......................................  $  1,972    $ (9,830)   $  1,318
  Impact of adopting SFAS No. 115..........................        --          --       3,203
  Transfer of held-to-maturity securities..................        --         224          --
  Change for the year......................................      (889)     11,578     (14,351)
                                                             --------    --------    --------
  Balance, December 31.....................................  $  1,083    $  1,972    $ (9,830)
                                                             ========    ========    ========
Treasury Stock:
  Balance, January 1.......................................  $     --    $    (81)   $    (81)
  Common stock reissued through exercise of options........        --          81          --
                                                             --------    --------    --------
  Balance, December 31.....................................  $     --    $     --    $    (81)
                                                             ========    ========    ========

                                                                    COMMON STOCK
                                                              -------------------------
                                                                ISSUED      IN TREASURY
                                                              ----------    -----------
Shares:
  Balance, January 1, 1994..................................  15,055,231      (13,666)
  Common stock issued through exercise of warrants and
     options................................................      45,481           --
  Common stock issued in connection with Universal Surety
     Holding Corp. acquisition..............................     307,103           --
                                                              ----------      -------
  Balance, December 31, 1994................................  15,407,815      (13,666)
  Common stock reissued from treasury through exercise of
     options................................................          --       13,666
  Common stock issued through exercise of options...........         934           --
                                                              ----------      -------
  Balance, December 31, 1995................................  15,408,749           --
  Common stock issued through exercise of options...........     396,000           --
                                                              ----------      -------
  Balance, December 31, 1996................................  15,804,749           --
                                                              ==========      =======

   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1996         1995         1994
                                                          ---------    ---------    ---------
OPERATING ACTIVITIES:
  Net income............................................  $  13,379    $  20,530    $  14,378
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization......................      4,822       18,272        4,617
     Accretion of bond discount, net....................       (409)      (2,471)      (3,933)
     Net investment (gains) losses......................     (1,715)       1,653         (945)
     Non-recurring compensation and merger costs........      7,865           --           --
Changes in:
     Reserves for unpaid losses and loss adjustment
       expenses.........................................     (2,364)     (22,980)      10,477
     Reserve for unearned premiums......................      5,457          151       (1,160)
     Deferred income taxes, net.........................      7,291       18,086        8,820
     Other assets and liabilities.......................     (3,193)      (2,502)      (2,970)
                                                          ---------    ---------    ---------
Net cash provided by operating activities...............     31,133       30,739       29,284
                                                          ---------    ---------    ---------
INVESTING ACTIVITIES:
  Securities available-for-sale:
     Purchases -- fixed maturities......................    (73,862)    (108,924)     (93,452)
     Sales -- fixed maturities..........................     67,380       71,889       43,762
     Maturities -- fixed maturities.....................     46,935       63,315       35,020
     Purchases -- equity securities.....................       (190)      (3,165)     (28,350)
     Sales -- equity securities.........................     22,451        6,225        8,091
  Change in short-term investments......................        855      (15,786)      47,881
  Net proceeds from the sale of UCHC....................     28,024           --           --
  Acquisitions, net of cash acquired....................         --           --      (26,175)
  Proceeds from sale of other invested assets...........        508        1,821        1,733
  Capital expenditures, net.............................     (2,948)      (1,351)      (1,679)
                                                          ---------    ---------    ---------
Net cash provided by (used in) investing activities.....     89,153       14,024      (13,169)
                                                          ---------    ---------    ---------
FINANCING ACTIVITIES:
  Proceeds from long-term debt..........................     62,000           --       96,000
  Principal payments on long-term debt..................    (27,000)     (46,000)    (110,214)
  Dividends paid........................................   (156,248)          --           --
  Exercise of warrants and options, net of option
     repricing payments.................................      1,186          107           10
  Debt issuance costs...................................       (489)          --       (1,060)
                                                          ---------    ---------    ---------
Net cash used in financing activities...................   (120,551)     (45,893)     (15,264)
                                                          ---------    ---------    ---------
Increase (decrease) in cash.............................       (265)      (1,130)         851
Cash at beginning of year...............................      3,001        4,131        3,280
                                                          ---------    ---------    ---------
Cash at end of year.....................................  $   2,736    $   3,001    $   4,131
                                                          =========    =========    =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
     Interest...........................................  $   1,426    $   3,759    $   4,121
     Income taxes, net of refunds.......................  $   1,195    $     658    $     642
Supplemental Disclosure of Non-Cash Investing and
  Financing Activities:
     Common stock issued in connection with
       acquisitions.....................................  $      --    $      --    $   4,000

   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Capsure Holdings Corp. and all significant majority-owned subsidiaries ("Capsure" or the "Company"). Capsure provides surety and fidelity bonds in all 50 states through a combined network of 120,000 independent agents. Capsure's principal subsidiaries are Western Surety Company ("Western Surety"), acquired in August 1992, and Universal Surety of America ("Universal Surety"), acquired in September 1994. Western Surety writes small fidelity and noncontract surety bonds, referred to as "miscellaneous" bonds, and errors and omissions liability insurance, as a licensed insurer in all 50 states and the District of Columbia. Western Surety's sister company, Surety Bonding Company of America, writes similar business and is licensed in 17 states. Universal Surety specializes in the underwriting of small contract and miscellaneous surety bonds. Universal Surety is licensed in 37 states and the District of Columbia with most of its business generated in Texas.

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

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

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

  Excess Cost Over Net Assets Acquired and Intangible Assets

     The excess cost over the fair value of the net assets acquired is amortized substantially over 40 years. Other intangible assets are amortized over periods ranging from three to 20 years, a substantial portion of which is amortized over 20 years. Other intangible assets primarily relate to the estimated value of the acquired insurance in force and the producing agency force as of the acquisition date. Excess cost over net assets acquired is reported net of accumulated amortization of $6.3 million and $21.1 million (includes $13.2 million write-down in 1995) at December 31, 1996 and 1995, respectively. Intangible assets are reported net of accumulated amortization of $27.3 million and $25.7 million at December 31, 1996 and 1995, respectively.

     Management assesses the recoverability of goodwill and intangible assets based upon estimates of undiscounted future operating cash flows whenever significant events or changes in circumstances suggest that the carrying amount of an asset may not be recoverable.

  Unpaid Losses and Loss Adjustment Expenses

     The liability for unpaid losses and loss adjustment expenses is based on estimates of (a) the ultimate settlement value of reported claims, (b) incurred but not reported ("IBNR") claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries. These estimates are determined based on the Company's and industry loss experience as well as consideration of current trends and conditions. The liability for unpaid losses and loss adjustment expenses is an accounting estimate and, similar to other accounting estimates, there is the potential that actual future loss payments will differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are continually reviewed and updated. Changes in the estimated liability are reflected in operating income in the year in which such changes are determined. As described in Note 6, the Company's incurred losses and loss adjustment expenses in 1995 were reduced by $29.1 million, net of reinsurance, as a result of favorable claim settlements and certain changes in estimates relating to insured events of prior years.

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

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

  Income Taxes

     The Company uses the asset and liability method of accounting for income taxes required by SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are established for the future tax effects of temporary differences between the tax and financial reporting bases of assets and liabilities using currently enacted tax rates. Such temporary differences primarily relate to net operating tax loss carryforwards ("NOLs"), loss reserve discounting, deferred policy acquisition costs and intangible assets. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period of enactment.

     In addition, deferred tax assets are valued based upon the expectation of future realization on a "more likely than not" basis. The initial recognition of the tax benefits of the NOLs resulted in a credit to additional paid-in capital for the available NOLs for which future realization was expected. Tax benefits resulting from the future utilization of such NOLs will reduce the net deferred tax asset established in accordance with SFAS No. 109.

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

  Earnings Per Share

     Earnings per common and common equivalent shares outstanding are computed using the treasury stock method. Weighted average shares outstanding assuming full dilution for 1996, 1995 and 1994 were 16.5 million, 15.9 million and 15.5 million, respectively.

  Pending Accounting Standards

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 replaces APB Opinion No. 15, "Earnings Per Share." APB Opinion No. 15 required that entities with simple capital structures present a single earnings per common share ("EPS") on the face of the income statement, whereas those with complex capital structures had to present both primary and fully diluted EPS. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, whereas primary EPS includes the dilutive effect of common stock equivalents, such as stock options. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. The Company intends to present basic and diluted EPS in financial statements issued after the effective date.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

 2. ACQUISITION AND DISPOSITION OF SUBSIDIARIES

     On September 22, 1994, Capsure, through its wholly owned subsidiary, Capsure Financial Group, Inc. ("CFG"), acquired all of the outstanding common stock of Universal Surety Holding Corp. ("USHC"). USHC is the holding company of Universal Surety. Capsure paid $28 million in cash and $4 million in Capsure common stock for USHC, pursuant to a Stock Purchase Agreement dated as of July 26, 1994. The cash portion of the purchase price was financed with borrowings under Capsure's revolving credit facility.

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

                                   PRO FORMA (UNAUDITED)
                                    FOR THE YEAR ENDED
                                     DECEMBER 31, 1994
                                   ---------------------
Revenues.........................        $122,967
Net income.......................        $ 15,086
Net income per common share......        $    .98

     On May 22, 1996, the Company consummated the sale of United Capitol Holding Company ("UCHC") and its subsidiaries, United Capitol Insurance Company ("United Capitol"), United Capitol Managers, Inc. and Fischer Underwriting Group, Incorporated, to a subsidiary of Frontier Insurance Group, Inc. The operating results of UCHC and its subsidiaries are reflected in Capsure's results through the closing date. Net proceeds to Capsure of $77 million, which included the purchase price for the capital stock of UCHC and the release of United Capitol's excess statutory surplus at closing, approximated Capsure's carrying value. The goodwill associated with the 1990 acquisition of United Capitol was previously reduced to estimated net realizable value as of December 31, 1995, resulting in a $13.2 million impairment of goodwill in 1995.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

 3. INVESTMENTS

     The cost and estimated fair values of investments in debt and equity securities as of December 31, 1996 and 1995 were as follows (dollars in thousands):

                                                  AMORTIZED      GROSS         GROSS       ESTIMATED
                                                    COST       UNREALIZED    UNREALIZED      FAIR
                                                   OR COST       GAINS         LOSSES        VALUE
                                                  ---------    ----------    ----------    ---------
AS OF DECEMBER 31, 1996:
Fixed maturities:
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies:
  U.S. Treasury notes...........................  $  5,030       $   66       $   (13)     $  5,083
  Collateralized mortgage obligations...........    35,565          373           (49)       35,889
  Mortgage pass-through securities..............    36,221          244           (84)       36,381
Obligations of states and political
  subdivisions..................................     2,696            8           (36)        2,668
Non-agency collateralized mortgage
  obligations...................................    21,877          114           (59)       21,932
Asset-backed securities:
  Second mortgages/home equity loans............    26,961          135          (114)       26,982
  Other underlying assets.......................     7,070           22          (132)        6,960
                                                  --------       ------       -------      --------
          Total fixed maturities................   135,420          962          (487)      135,895
Equity securities...............................     3,687          839            --         4,526
                                                  --------       ------       -------      --------
          Total available-for-sale securities...  $139,107       $1,801       $  (487)     $140,421
                                                  ========       ======       =======      ========
AS OF DECEMBER 31, 1995:
Fixed maturities:
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies:
  U.S. Treasury notes...........................  $ 15,047       $  488       $    (1)     $ 15,534
  Collateralized mortgage obligations...........    64,610          430          (349)       64,691
  Mortgage pass-through securities..............    40,313          788            (3)       41,098
Debt securities of foreign governments..........         5           --            --             5
Obligations of states and political
  subdivisions..................................     5,748           10           (18)        5,740
Corporate bonds.................................        91           --           (16)           75
Non-agency collateralized mortgage
  obligations...................................    34,574          392           (66)       34,900
Asset-backed securities:
  Second mortgages/home equity loans............    49,060          947          (102)       49,905
  Automobile loans..............................     8,229            1            (2)        8,228
  Other underlying assets.......................    15,599           97          (154)       15,542
                                                  --------       ------       -------      --------
          Total fixed maturities................   233,276        3,153          (711)      235,718
Equity securities...............................    24,758        1,303        (1,245)       24,816
                                                  --------       ------       -------      --------
          Total available-for-sale securities...  $258,034       $4,456       $(1,956)     $260,534
                                                  ========       ======       =======      ========
Equity trading securities.......................  $  2,366       $  593       $   (22)     $  2,937
                                                  ========       ======       =======      ========

     As of December 31, 1996, virtually 100% of the Company's debt securities were considered investment grade by The Standard & Poors Corporation or Moody's Investor Services, Inc., and 93% were rated at least AA by those agencies. In addition, the Company's investments in debt securities did not contain any significant geographic or industry concentration of credit risk.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

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

     The Company's insurance subsidiaries, as required by state law, deposit certain securities with state insurance regulatory authorities. At December 31, 1996, fixed maturities on deposit had an aggregate carrying value of $4.8 million.

     Short-term investments are generally comprised of U.S. Treasury notes, maturing corporate notes, money market funds, and investment grade commercial paper equivalents.

     The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

                                                                           ESTIMATED
                                                              AMORTIZED      FAIR
                                                                COST         VALUE
                                                              ---------    ---------
AVAILABLE-FOR-SALE SECURITIES
Due within one year.........................................  $    110     $    111
Due after one year but within five years....................     4,911        4,951
Due after five years but within ten years...................       208          224
Due after ten years.........................................     2,496        2,466
                                                              --------     --------
                                                                 7,725        7,752
Mortgage pass-through securities, collateralized mortgage
  obligations and asset-backed securities...................   127,695      128,143
                                                              --------     --------
                                                              $135,420     $135,895
                                                              ========     ========

     Major categories of net investment income and net investment gains (losses) were as follows (dollars in thousands):

                                                               1996       1995       1994
                                                              -------    -------    -------
Investment income:
  Fixed maturities..........................................  $12,009    $16,964    $16,405
  Equity securities.........................................      720      1,924        915
  Short-term investments....................................    3,593      1,814      1,722
  Other.....................................................      519        260        532
                                                              -------    -------    -------
  Total investment income...................................   16,841     20,962     19,574
Investment expenses.........................................      397        491        445
                                                              -------    -------    -------
Net investment income.......................................  $16,444    $20,471    $19,129
                                                              =======    =======    =======
Gross investment gains:
  Fixed maturities..........................................  $ 1,109    $   722    $    88
  Equity securities.........................................    4,220      2,505      3,762
Gross investment losses:
  Fixed maturities..........................................     (973)    (3,757)      (625)
  Equity securities.........................................   (2,718)    (2,068)    (1,802)
Net unrealized gains (losses) on trading securities.........       --        945       (374)
Other.......................................................       77         --       (104)
                                                              -------    -------    -------
Net investment gains (losses)...............................  $ 1,715    $(1,653)   $   945
                                                              =======    =======    =======

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

     Net unrealized gain (loss) on securities included in stockholders' equity was as follows (dollars in thousands):

                                                 1996                        1995
                                       ------------------------   --------------------------
                                       GAINS    LOSSES    NET     GAINS    LOSSES      NET
                                       ------   ------   ------   ------   -------   -------
Fixed maturities.....................  $  962   $(487)   $  475   $3,153   $  (711)  $ 2,442
Equity securities....................     839      --       839    1,303    (1,245)       58
Other................................     352      --       352      534        --       534
                                       ------   -----    ------   ------   -------   -------
                                       $2,153   $(487)    1,666   $4,990   $(1,956)    3,034
                                       ======   =====             ======   =======
Deferred income taxes................                      (583)                      (1,062)
                                                         ------                      -------
Net unrealized gain on securities....                    $1,083                      $ 1,972
                                                         ======                      =======

     The net investment losses in 1995 reflected the $2.7 million write-down of the carrying value for two asset-backed securities from the same issuer which experienced an other than temporary decline in fair value.

     A majority of the realized investment gains and losses on equity securities resulted from sales of securities held at the parent company level. For 1996, 1995 and 1994, investment activity for the equity trading portfolio held at the parent company level included gross realized investment gains of $3.4 million, $1.9 million and $1.5 million, respectively, and gross realized investment losses of $2.6 million, $1.8 million and $1.0 million, respectively.

 4. DEFERRED POLICY ACQUISITION COSTS

     Policy acquisition costs deferred and the related amortization charged to income were as follows (dollars in thousands):

                                                        1996       1995        1994
                                                       -------    -------    --------
Balance at January 1...............................    $27,057    $25,150    $ 18,421
Balance at date of acquisition (disposition).......       (478)        --       4,369
Costs deferred during year.........................     39,449     37,666      31,750
Amortization during year...........................    (37,505)   (35,759)    (29,390)
                                                       -------    -------    --------
Balance at December 31.............................    $28,523    $27,057    $ 25,150
                                                       =======    =======    ========

 5. REINSURANCE

     The Company's insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies to limit their exposure to loss. Reinsurance contracts do not relieve the Company of its primary obligations to claimants. A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. The Company evaluates the financial condition of its reinsurers, establishes allowances for uncollectible amounts and monitors concentrations of credit risk. At December 31, 1996, Capsure's largest reinsurance receivable, including prepaid reinsurance premiums of $0.8 million, was approximately $2.3 million with Transatlantic Reinsurance Company. Transatlantic Reinsurance Company is rated A+ (Superior) by A.M. Best Company, Inc.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

     The effect of reinsurance on premiums written and earned was as follows (dollars in thousands):

                                            1996                  1995                  1994
                                     -------------------   -------------------   -------------------
                                     WRITTEN     EARNED    WRITTEN     EARNED    WRITTEN     EARNED
                                     --------   --------   --------   --------   --------   --------
Direct.............................  $107,197   $105,467   $111,305   $113,538   $102,062   $103,871
Assumed............................        72         45         93        247        294        143
Ceded..............................   (12,160)   (13,021)   (13,670)   (15,093)   (11,778)   (11,533)
                                     --------   --------   --------   --------   --------   --------
Net premiums.......................  $ 95,109   $ 92,491   $ 97,728   $ 98,692   $ 90,578   $ 92,481
                                     ========   ========   ========   ========   ========   ========

     The effect of reinsurance on losses and loss adjustment expenses incurred was as follows (dollars in thousands):

                                                 1996       1995       1994
                                                -------    -------    -------
Gross losses and loss adjustment expenses.....  $13,106    $  (486)   $31,684
Reinsurance recoveries........................   (3,052)    (6,965)    (8,340)
                                                -------    -------    -------
Net losses and loss adjustment expenses.......  $10,054    $(7,451)   $23,344
                                                =======    =======    =======

 6. LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the liability for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                               1996        1995        1994
                                                             --------    --------    --------
Gross balance at January 1.................................  $126,061    $149,041    $135,825
Balance at date of acquisition (disposition)...............   (84,823)         --       2,738
Incurred related to:
Current year...............................................    23,685      34,073      46,206
Prior years................................................   (10,579)    (34,559)    (14,522)
                                                             --------    --------    --------
Total incurred.............................................    13,106        (486)     31,684
                                                             --------    --------    --------
Paid related to:
Current year...............................................     3,390       4,150       3,003
Prior years................................................    12,080      18,344      18,203
                                                             --------    --------    --------
Total paid.................................................    15,470      22,494      21,206
                                                             --------    --------    --------
Gross balance at December 31...............................  $ 38,874    $126,061    $149,041
                                                             ========    ========    ========
Balance net of reinsurance at December 31..................  $ 33,378    $ 87,078    $111,164
                                                             ========    ========    ========

     As a result of favorable claim settlements and changes in estimates of insured events in prior years, the provision for losses and loss adjustment expenses decreased by $10.6 million ($6.9 million, net of reinsurance) in 1996, $34.6 million ($29.1 million, net of reinsurance) in 1995 and $14.5 million ($8.3 million, net of reinsurance) in 1994.

     United Capitol's claims development through December 31, 1995, had been favorable relative to expectations based on industry experience. Due to the limited prior operating experience of United Capitol and the long-tail nature of its business, management previously relied principally upon industry development patterns and expected loss ratios in estimating IBNR. Given the availability of nine full years of experience and the growing evidence of favorable loss trends relative to industry indications, management concluded in the fourth quarter of 1995 that it was appropriate to place greater reliance on United Capitol's own development patterns and emerging loss ratios in estimating IBNR. United Capitol reduced loss and loss adjustment expenses by $23.2 million in 1995 for net favorable development related to prior years,

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
substantially all of which pertains to this change in estimate. This loss reserve reduction increased Capsure's consolidated income before taxes by $23.2 million, and net income by $15.1 million, or $0.98 per share.

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

     The carrying amounts and estimated fair values of financial instruments were as follows (dollars in thousands):

                                                   1996                      1995
                                          ----------------------    ----------------------
                                          CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                           AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                          --------    ----------    --------    ----------
Debt securities.........................  $135,895     $135,895     $235,718     $235,718
Equity securities.......................     4,526        4,526       27,753       27,753
Short-term investments..................    19,416       19,416       37,865       37,865
Other investments.......................     2,695        2,695        3,219        3,219
Cash....................................     2,736        2,736        3,001        3,001
Long-term debt..........................    60,000       60,000       25,000       25,000

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

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

     Concurrent with the sale of UCHC and its subsidiaries, Capsure and its lenders entered into an agreement to amend and restate the Credit Facility. The amendment reduced the commitment to $100 million from $135 million and permitted an initial draw of up to $70 million for a special dividend to stockholders. Transaction costs totaled approximately $0.5 million. As of December 31, 1996 and 1995, $60 million and $25 million, respectively, were outstanding under the Credit Facility. The remaining availability under the Credit Facility may be used for additional dividends, stock repurchases, acquisitions and for general corporate purposes.

     On September 11, 1996, the Company declared a special cash distribution in the amount of $10 per share of common stock, payable to all holders of record as of September 25, 1996. The special distribution was funded from $62 million of borrowings under the Credit Facility and approximately $94 million from available cash and marketable securities accumulated at the parent company level.

     The interest rate on borrowings under the Credit Facility may be fixed, at the Company's option, for a period of one to six months and is based on a margin over either the London Interbank Offered Rate ("LIBOR") or the greatest of the agent banks' prime rate, certificate of deposit rate plus 1.0% and the Federal Funds Effective Rate plus 0.5%. The margin varies based on a leverage ratio and ranges from 0.75% to 1.50% on LIBOR borrowings and 0.0% to 0.50% on non-LIBOR borrowings. The Credit Facility provides for a commitment fee on the unused availability which also varies based on leverage. At December 31, 1996, the interest rate on outstanding borrowings was 6.56% and the applicable commitment fee was 0.25%.

     The Credit Facility limits the Company with respect to the incurrence of additional indebtedness and the payment of dividends, imposes certain restrictions on investments and requires the maintenance of certain financial ratios and levels of Risk-Based Capital ("RBC"). As of December 31, 1996, the Company was in compliance with all material restrictions or covenants contained in the Credit Facility agreement. The use of the Credit Facility for acquisition purposes is subject to certain conditions with respect to the business and historical financial results of the target company, the maintenance of certain financial ratios on a prospective and pro forma basis, and the structure of the acquisition transaction.

     Total borrowings available under the Credit Facility reduce semi-annually commencing March 31, 1997 by the following amounts (dollars in thousands):

March 31, 1997..............................................  $  6,250
September 30, 1997..........................................     6,250
March 31, 1998..............................................     7,000
September 30, 1998..........................................     7,000
March 31, 1999..............................................     7,500
September 30, 1999..........................................     7,500
March 31, 2000..............................................     8,500
September 30, 2000..........................................     8,500
March 31, 2001..............................................     8,500
September 30, 2001..........................................     8,500
March 31, 2002..............................................     8,500
September 30, 2002..........................................     8,500
March 31, 2003..............................................     7,500
                                                              --------
                                                              $100,000
                                                              ========

     Principal and interest payments required under the Credit Facility are funded principally by dividend and intercompany tax sharing payments received from Capsure's insurance subsidiaries.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

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

     The NAIC has promulgated RBC requirements for property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC information will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions by the company or regulators. As of December 31, 1996, each of Capsure's insurance subsidiaries had a Ratio that was substantially in excess of the minimum RBC requirements.

     Capsure's insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payment of dividends. Generally, statutory surplus of each insurance subsidiary in excess of a statutorily prescribed minimum is available for payment of dividends to the parent company. However, such distributions as dividends may be subject to prior regulatory approval, including a review of the impact on RBC. Without prior regulatory approval in 1997, Capsure's insurance subsidiaries may pay stockholder dividends of $18.0 million in the aggregate. In 1996, 1995 and 1994, Capsure received $65.7 million (including $50.2 million of dividends requiring prior approval), $40.9 million (including $21.6 million of dividends requiring prior approval), and $21.0 million (including $5.0 million of dividends requiring prior approval), respectively, in dividends from its insurance subsidiaries. Capsure received $15.6 million, $21.9 million and $9.5 million in dividends from its surety and fidelity subsidiaries in 1996, 1995 and 1994, respectively.

     Combined statutory surplus and net income for insurance operations, including preacquisition results, as reported to regulatory authorities were as follows (dollars in thousands):

                                               1996        1995        1994
                                              -------    --------    --------
Statutory surplus...........................  $48,913    $113,894    $109,750
Statutory net income........................  $22,045    $ 41,717    $ 23,796

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

10. INCOME TAXES

     The components of deferred income taxes were as follows (dollars in thousands):

                                                            1996       1995
                                                           -------    -------
Deferred tax assets:
  Net operating losses...................................  $50,122    $62,000
  Loss and loss adjustment expense reserves..............      793      5,534
  Unearned premium reserves..............................    4,673      4,791
  Accrued expenses.......................................    3,738      3,768
  Other..................................................    3,626        839
                                                           -------    -------
          Total gross deferred tax assets................   62,952     76,932
  Valuation allowance....................................   30,800     30,800
                                                           -------    -------
Deferred tax asset, net of valuation allowance...........   32,152     46,132
                                                           -------    -------
Deferred tax liabilities:
  Intangible assets......................................    4,894      5,477
  Deferred policy acquisition costs......................    9,983      9,470
  Unrealized gain on securities..........................      583      1,062
  Other..................................................      673        830
                                                           -------    -------
          Total deferred tax liabilities.................   16,133     16,839
                                                           -------    -------
Net deferred tax asset...................................  $16,019    $29,293
                                                           =======    =======

     The Internal Revenue Service ("IRS") has not examined the Company's tax returns for the years in which the Company reported net operating losses. Under
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), certain restrictions on the utilization of NOLs will apply if there is an ownership change of a corporation entitled to use such carryovers. The Company believes that there is currently no restriction on the ability of the Company to utilize its NOLs. If the pending business combination as described in Note 16 is consummated, an ownership change of the Company under Section 382 of the Code will occur. This will result in significant restrictions of the Company's ability to utilize NOLs during all taxable periods after the date of the business combination.

     Capsure and its subsidiaries file a consolidated federal income tax return. As of December 31, 1996, based upon the Company's consolidated federal income tax returns, approximately $143 million of consolidated NOLs were available to offset future taxable income of the Company and its subsidiaries. Such carryforwards expire by tax year as follows: $42.4 million in 1997, $50.7 million in 1998, $39.2 million in 1999, $7.0 million in 2000, $2.4 million in 2001, $0.9 million in 2002 and $0.4 million in 2003. Although realization is not assured, management believes that it is more likely than not that Capsure will generate sufficient taxable income to utilize at least $19.3 million of tax benefits from its available NOLs at December 31, 1996. Such estimate is based upon the earnings history of each of its insurance subsidiaries and projections of future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced, or if an ownership change under Section 382 of the Code were to occur.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

     The income tax provisions consisted of the following (dollars in thousands):

                                                   1996      1995       1994
                                                  ------    -------    ------
Federal deferred................................  $7,291    $18,086    $8,820
Federal current.................................     560      1,500       305
State...........................................     330        135       276
                                                  ------    -------    ------
Total income tax expense........................  $8,181    $19,721    $9,401
                                                  ======    =======    ======

     Reconciliations from the federal statutory tax rate to the effective tax rate are as follows:

                                                         1996    1995    1994
                                                         ----    ----    ----
Federal statutory rate.................................  35.0%   35.0%   35.0%
Excess of cost over net assets acquired and other
  purchase accounting adjustments......................   2.8    13.7     3.0
State income and environmental tax, net of federal
  income tax benefit...................................   1.0      .1      .8
Tax exempt interest....................................  (0.1)    (.3)    (.3)
Other..................................................  (0.8)     .5     1.0
                                                         ----    ----    ----
          Effective tax rate...........................  37.9%   49.0%   39.5%
                                                         ====    ====    ====

     Intercompany tax sharing agreements between Capsure and its subsidiaries provide that tax sharing payments shall be determined based upon each subsidiaries' separate return liability, as calculated in accordance with the Code. Intercompany tax payments are remitted at such times as estimated tax payments would be required to be made to the IRS. Capsure received tax sharing payments from its subsidiaries of $17.3 million, $12.8 million and $12.3 million in 1996, 1995 and 1994, respectively, of which $10.8 million, $8.3 million and $7.3 million were from its surety and fidelity subsidiaries.

11. COMMITMENTS AND CONTINGENCIES

     At December 31, 1996, the future minimum commitment under operating leases was as follows: 1997 -- $2.5 million; 1998 -- $2.3 million; 1999 -- $1.7 million; 2000 -- $1.3 million; 2001 -- $1.1 million and 2002 and after -- $0.3 million. Total rental expense for 1996, 1995 and 1994 was $2.8 million, $2.3 million and $2.3 million, respectively.

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

12. EMPLOYEE BENEFITS

     The Company sponsors a tax-deferred savings plan (401(k)) covering substantially all of its employees. The Company matches 50% of the participating employee's contribution up to 6% of eligible compensation (3% maximum matching). Western Surety employees may also receive a discretionary profit sharing payment up to 3% of eligible compensation. Company contributions, including profit sharing payments, for the years ended December 31, 1996, 1995 and 1994, were $0.8 million, $0.7 million and $0.7 million, respectively.

     The Company sponsors a noncontributory defined contribution retirement plan covering all eligible employees other than Western Surety personnel. The Company contributes 4.35% of eligible compensation

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

(8.7% on amounts exceeding the social security wage base). Company contributions for the years ended December 31, 1996, 1995 and 1994, were $0.2 million, $0.3 million and $0.1 million, respectively.

     Western Surety sponsors two postretirement benefit plans covering substantially all of its employees. One plan provides medical benefits, and the other plan provides sick leave termination payments. The postretirement health care plan is contributory; the sick leave plan is noncontributory. The actuarially determined net periodic postretirement benefit costs for these plans were $0.4 million, $0.3 million and $0.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. The unfunded accumulated postretirement benefit obligation (for retirees and fully vested active plan participants) was $4.4 million and $4.1 million as of December 31, 1996 and 1995, respectively.

13. STOCKHOLDERS' EQUITY

     On September 11, 1996, the Company declared a special cash distribution in the amount of $10 per share of common stock, payable to all holders of record as of September 25, 1996. Approximately $86.4 million ($5.53 per share) of the $156.2 million total distribution was paid out of available retained earnings, with the excess of $69.8 million ($4.47 per share) charged to additional paid-in capital. The special distribution was paid on October 4, 1996 and was funded from $62 million of borrowings under Capsure's revolving credit agreement and approximately $94 million from available cash and marketable securities accumulated at the parent company level.

     On May 24, 1995, the Board of Directors of the Company approved a stock repurchase plan. The plan authorizes the Company to repurchase up to 500,000 shares of its common stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of December 31, 1996, no shares have been repurchased under this plan.

     The Company has reserved shares of its Common Stock for issuance to directors, officers, employees and consultants of the Company through incentive stock options, non-qualified stock options and stock appreciation rights ("SARs") to be granted under the Company's Amended and Restated 1990 Stock Option Plan (the "Plan"). The most recent Plan amendments approved by stockholders at the Annual Meeting held on May 23, 1996, among other matters, increased the aggregate number of shares available for which options and SARs may be granted under the Plan to 2,250,000 shares.

     The Plan is administered by the Compensation Committee (the "Committee"), consisting of independent members of the Board of Directors. The option prices are determined by the Committee, but may not be less than the fair market value of the Common Stock of the Company at the date of grant for incentive stock options, and may not be less than the par value of the Common Stock of the Company for non-qualified stock options.

     The Plan provides for the granting of incentive stock options as defined under the Code. All non-qualified stock options and incentive stock options expire ten years after the date of grant. Since January 1, 1993, all stock options were granted at an option price equal to fair market value at the date of grant. In connection with the payment of the special distribution, the Board of Directors also authorized a corresponding repricing of all outstanding stock options. This resulted in a new measurement date for the stock options under applicable accounting pronouncements and required the Company to record in the third quarter of 1996 a non-recurring compensation charge of $4.1 million, after applicable income taxes, or 25 cents per share of which $3.6 million, or 22 cents per share, was non-cash. All repriced stock options will be treated as non-qualified stock options for tax purposes.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

     Stock option activity for the three years ended December 31, 1996 was as follows:

                                                                       WEIGHTED
                                                  SHARES SUBJECT    AVERAGE OPTION
                                                    TO OPTION       PRICE PER SHARE
                                                  --------------    ---------------
Balance at January 1, 1994......................      905,775           $ 8.97
  Options granted...............................      295,250           $13.38
  Options canceled..............................       (1,876)          $12.25
  Options exercised.............................       (1,037)          $ 7.74
                                                    ---------
Balance at December 31, 1994....................    1,198,112           $10.05
  Options granted...............................      190,000           $13.55
  Options canceled..............................       (9,063)          $13.22
  Options exercised.............................      (14,600)          $ 7.34
                                                    ---------
Balance at December 31, 1995....................    1,364,449           $10.55
  Options granted...............................       45,000           $18.00
  Options canceled..............................      (30,050)          $ 9.00
  Options exercised.............................     (216,000)          $10.28
                                                    ---------
Balance at October 4, 1996 (date of
  repricing)....................................    1,163,399           $ 2.04
  Options canceled after repricing..............       (1,339)          $ 3.26
  Options exercised after repricing.............     (180,000)          $  .46
                                                    ---------
Balance at December 31, 1996....................      982,060           $ 2.32
                                                    =========

     As of December 31, 1996, 754,662 shares were exercisable under the Plan. The number of shares available for granting of options under the Plan were 802,528 and 96,189 at December 31, 1996 and 1995, respectively.

     The weighted average fair value of options granted in 1996 was $3.22. The fair value of each option granted during 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 25.7%, (3) risk-free interest rate of 6.47%, and (4) expected life of 6 years.

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                                   OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                          --------------------------------------    ------------------------
                  RANGE OF                              WGTD. AVG.    WGTD. AVG.                  WGTD. AVG.
                  EXERCISE                  NUMBER       REMAINING     EXERCISE       NUMBER       EXERCISE
                   PRICES                 OUTSTANDING   CONTR. LIFE     PRICE       EXERCISABLE     PRICE
                  --------                -----------   -----------   ----------    -----------   ----------
    $0.05 to $8.00......................    982,060      6.3 years      $2.32         754,662       $2.10
                                            =======     ==========      =====         =======       =====

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 introduces a preferable fair value-based method of accounting for stock-based compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value-based method of accounting. As permitted under SFAS No. 123, the Company has continued to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees,"

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
and related interpretations. Required pro forma disclosures, as if the Company had adopted the fair value-based recognition requirements under SFAS No. 123 in 1995, are presented below:

                                                             1996                       1995
                                                    -----------------------    -----------------------
                                                    AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA
                                                    -----------   ---------    -----------   ---------
Net income (in thousands).........................    $13,379      $13,256       $20,530      $20,438
                                                      =======      =======       =======      =======
Net income per common share.......................    $   .82      $   .81       $  1.33      $  1.32
                                                      =======      =======       =======      =======

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

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

     The Company paid rent, administrative services, and office facility services to EGI or its affiliates of $0.1 million in 1996, 1995 and 1994. The Company paid $0.2 million in 1996, 1995 and 1994 for financial planning, tax, accounting, investor relations and computer support and maintenance to EGI or its affiliates. The Company paid approximately $0.1 million in 1996 and 1995 and $0.2 million in 1994 in fees for legal services to a law firm affiliated with EGI. The Company received reimbursement from affiliates of EGI for financial management services provided by employees of the Company amounting to approximately $0.1 million in 1995 and 1994, and a negligible amount in 1996.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited results of operations for the past two years. The Company sold United Capitol on May 22, 1996 and the consolidated results of operations shown below include the operating results of United Capitol through the date of disposition, which affects the comparability of the financial information (dollars in thousands, except per share data):

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
1996
Revenues............................................  $28,906    $28,828    $26,878    $26,038
                                                      =======    =======    =======    =======
  Income before income taxes........................  $ 8,917    $ 8,062    $   899    $ 3,682
  Income taxes......................................    3,397      3,057        342      1,385
                                                      -------    -------    -------    -------
  Net income........................................  $ 5,520    $ 5,005    $   557    $ 2,297
                                                      =======    =======    =======    =======
Earnings per common and common equivalent share.....  $   .35    $   .31    $   .02    $   .14
                                                      =======    =======    =======    =======
1995
  Revenues..........................................  $29,535    $29,485    $29,431    $29,059
                                                      =======    =======    =======    =======
  Income before income taxes........................  $ 6,968    $ 7,287    $ 7,235    $18,761
  Income taxes......................................    2,731      2,851      2,816     11,323
                                                      -------    -------    -------    -------
  Net income........................................  $ 4,237    $ 4,436    $ 4,419    $ 7,438
                                                      =======    =======    =======    =======
  Earnings per common and common equivalent share...  $   .28    $   .28    $   .29    $   .48
                                                      =======    =======    =======    =======

16. PENDING BUSINESS COMBINATION

     On December 19, 1996, Capsure and certain direct and indirect subsidiaries of CNA Financial Corporation ("CNAF") entered into a definitive Reorganization Agreement pursuant to which Capsure will merge with a wholly-owned subsidiary of CNA Surety Corporation ("CNA Surety"). CNAF, through its subsidiaries, will be the majority stockholder of CNA Surety, owning 61.75 percent of the shares on a fully diluted basis. The remaining shares will be issued to the existing Capsure stockholders (a portion of these shares will be reserved for issuance to the existing holders of Capsure options who will receive CNA Surety options in the merger) in a tax-free exchange for their Capsure shares on a one-for-one basis. The CNA Surety shares are expected to be traded on the New York Stock Exchange. Equity Capsure Limited Partnership ("Equity Capsure"), Capsure's largest stockholder with a 25.6 percent ownership interest, and certain other directors of the Company have agreed to vote their shares in favor of the merger. The agreement and the transactions contemplated thereby are subject to several conditions, including ratification by the affirmative vote of Capsure stockholders and approval by governmental and insurance regulatory authorities.

     The completion of the merger pursuant to the Reorganization Agreement will cause an ownership change under Section 382 of the Code and significantly limit the future utilization of Capsure's NOLs. If the Reorganization Agreement and transactions contemplated thereby are approved, Capsure shareholders will be asked to approve an amendment to its Certificate of Incorporation to delete a provision designed to facilitate the Company's ability to preserve and utilize its NOLs.

                                                                      SCHEDULE I

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                                                           FAIR      CARRYING
                                                               COST       VALUE       VALUE
                                                             --------    --------    --------
FIXED MATURITIES:
Bonds:
  U.S. Government and government agencies and
     authorities...........................................  $ 76,816    $ 77,353    $ 77,353
  States, municipalities and political subdivisions........     2,696       2,668       2,668
  All other corporate bonds................................    55,908      55,874      55,874
                                                             --------    --------    --------
          Total fixed maturities...........................   135,420     135,895     135,895
                                                             --------    --------    --------
EQUITY SECURITIES:
Real estate investment trusts..............................     3,687       4,526       4,526
                                                             --------    --------    --------
          Total equity securities..........................     3,687       4,526       4,526
                                                             --------    --------    --------
Short-term investments.....................................    19,416                  19,416
Other investments..........................................     2,343                   2,695
                                                             --------                --------
          Total investments................................  $160,866                $162,532
                                                             ========                ========

                                                                     SCHEDULE II
                             CAPSURE HOLDINGS CORP.

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
ASSETS
Investment in and advances to Capsure Financial Group,
  Inc.......................................................  $ 93,695    $221,552
Deferred income taxes, net of valuation allowance...........    31,647      37,275
                                                              --------    --------
                                                              $125,342    $258,827
                                                              ========    ========
LIABILITIES
Other liabilities...........................................  $  2,759    $  1,523
                                                              --------    --------

STOCKHOLDERS' EQUITY
Common stock................................................       790         770
Additional paid-in capital..................................   118,413     179,276
Retained earnings from August 1, 1986 (date of
  reorganization)...........................................     2,297      75,286
Unrealized gain on securities, net of deferred income
  taxes.....................................................     1,083       1,972
                                                              --------    --------
Total stockholders' equity..................................   122,583     257,304
                                                              --------    --------
                                                              $125,342    $258,827
                                                              ========    ========

                                                                     SCHEDULE II

                             CAPSURE HOLDINGS CORP.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1995       1994
                                                              -------    -------    -------
Revenues:
  Net investment income.....................................  $    --    $    --    $    17
  Net investment gains......................................       --         --        444
  Other income..............................................       --         --         --
                                                              -------    -------    -------
                                                                   --         --        461
Expenses:
  Non-recurring compensation and merger costs...............    7,865         --         --
  Corporate expense.........................................       --         --        355
                                                              -------    -------    -------
                                                                7,865         --        355
                                                              -------    -------    -------
Income (loss) from operations before income taxes and equity
in net income of subsidiaries...............................   (7,865)        --        106
Income taxes................................................   (2,632)        --         37
                                                              -------    -------    -------
Income (loss) before equity in net income of subsidiaries...   (5,233)        --         69
Equity in net income of subsidiaries, less cash dividends...   18,612     20,530     14,309
                                                              -------    -------    -------
Net income..................................................  $13,379    $20,530    $14,378
                                                              =======    =======    =======

See Notes to Condensed Financial Information and Notes to Consolidated Financial
                                   Statements

                                                                     SCHEDULE II

                             CAPSURE HOLDINGS CORP.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1996         1995        1994
                                                            ---------    --------    --------
OPERATING ACTIVITIES:
  Net income..............................................  $  13,379    $ 20,530    $ 14,378
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Equity in net income of subsidiaries, less cash
       dividends..........................................    (18,612)    (20,530)    (14,309)
     Net investment gains.................................         --          --        (444)
     Non-recurring compensation and merger costs..........      7,865
     Changes in:
     Deferred income taxes, net...........................      5,628      18,341       1,217
     Other assets and liabilities.........................       (279)         --       2,406
                                                            ---------    --------    --------
Net cash provided by operating activities.................      7,981      18,341       3,248
                                                            ---------    --------    --------

INVESTING ACTIVITIES:
  Available-for-sale equity securities purchased..........         --          --        (209)
  Change in short-term investments........................         --          --       5,451
  Change in investments in and advances to subsidiaries...    147,081     (18,448)     (8,981)
                                                            ---------    --------    --------
Net cash provided by (used in) investing activities.......    147,081     (18,448)     (3,739)
                                                            ---------    --------    --------

FINANCING ACTIVITIES:
  Dividends paid..........................................   (156,248)         --          --
  Exercise of warrants and options, net of repricing
     payments.............................................      1,186         107          10
                                                            ---------    --------    --------
Net cash (used in) provided by financing activities.......   (155,062)        107          10
                                                            ---------    --------    --------
Increase (decrease) in cash...............................         --          --        (481)
Cash at beginning of year.................................         --          --         481
                                                            ---------    --------    --------
Cash at end of year.......................................  $      --    $     --    $     --
                                                            =========    ========    ========

See Notes to Condensed Financial Information and Notes to Consolidated Financial
                                   Statements

                                                                     SCHEDULE II

                             CAPSURE HOLDINGS CORP.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)

                    NOTES TO CONDENSED FINANCIAL INFORMATION

 1. BASIS OF PRESENTATION

     The condensed financial information of the parent company includes the accounts of Capsure Holdings Corp. ("Capsure"). On March 29, 1994, Capsure formed Capsure Financial Group, Inc., a direct wholly owned subsidiary, to which Capsure contributed substantially all its assets and liabilities, including its investments in SI Acquisition Corp. (parent company of Western Surety), NI Acquisition Corp. (former parent company of United Capitol) and Pin Oak Petroleum, Inc.

                                                                    SCHEDULE III

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                              PROPERTY AND CASUALTY INSURANCE
                                                              -------------------------------
                                                               1996        1995        1994
                                                              -------    --------    --------
Deferred policy acquisition costs...........................  $28,523    $ 27,057    $ 25,150
                                                              =======    ========    ========
Future policy benefits, losses, claims and loss expenses....  $38,874    $126,061    $149,041
                                                              =======    ========    ========
Unearned premiums...........................................  $69,570    $ 76,781    $ 76,630
                                                              =======    ========    ========
Other policy claims and benefits payable....................  $    --    $     --    $     --
                                                              =======    ========    ========
Net premium revenue.........................................  $92,491    $ 98,692    $ 92,481
                                                              =======    ========    ========
Net investment income.......................................  $14,195    $ 19,773    $ 18,597
                                                              =======    ========    ========
Benefits, claims, losses and settlement expenses............  $10,054    $ (7,451)   $ 23,344
                                                              =======    ========    ========
Amortization of deferred policy acquisition costs...........  $37,505    $ 35,759    $ 29,390
                                                              =======    ========    ========
Other operating expenses....................................  $25,699    $ 25,553    $ 24,514
                                                              =======    ========    ========
Net premiums written........................................  $95,109    $ 97,728    $ 90,578
                                                              =======    ========    ========

                                                                     SCHEDULE IV

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                                                         PERCENTAGE
                                                   CEDED TO      ASSUMED                 OF AMOUNT
                                        GROSS        OTHER      FROM OTHER      NET       ASSUMED
                                        AMOUNT     COMPANIES    COMPANIES     AMOUNT       TO NET
                                       --------    ---------    ----------    -------    ----------
1996
Premiums:
  Property and casualty insurance....  $105,467     $13,021        $ 45       $92,491        --
                                       --------     -------        ----       -------       ---
     Total premiums..................  $105,467     $13,021        $ 45       $92,491        --
                                       ========     =======        ====       =======       ===
1995
Premiums:
  Property and casualty insurance....  $113,538     $15,093        $247       $98,692       0.3%
                                       --------     -------        ----       -------       ---
     Total premiums..................  $113,538     $15,093        $247       $98,692       0.3%
                                       ========     =======        ====       =======       ===
1994
Premiums:
  Property and casualty insurance....  $103,871     $11,533        $143       $92,481       0.2%
                                       --------     -------        ----       -------       ---
     Total premiums..................  $103,871     $11,533        $143       $92,481       0.2%
                                       ========     =======        ====       =======       ===

                                                                      SCHEDULE V

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                            ADDITIONS
                                                     ------------------------
                                      BALANCE AT     CHARGED TO    CHARGED TO                     BALANCE AT
                                     BEGINNING OF    COSTS AND       OTHER                          END OF
                                        PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS(1)      PERIOD
                                     ------------    ----------    ----------    -------------    ----------
Year ended December 31, 1996
  Allowance for possible losses on
     premiums receivable...........     $  768          $423          $ --             $329          $862
                                        ======          ====          ====             ====          ====
  Allowance for possible losses on
     reinsurance receivable........     $   70          $ --          $ --             $ 70          $ --
                                        ======          ====          ====             ====          ====
Year ended December 31, 1995
  Allowance for possible losses on
     premiums receivable...........     $  898          $245          $ --             $375          $768
                                        ======          ====          ====             ====          ====
  Allowance for possible losses on
     reinsurance receivable........     $    5          $ 65          $ --             $ --          $ 70
                                        ======          ====          ====             ====          ====
Year ended December 31, 1994
  Allowance for possible losses on
     premiums receivable...........     $1,276          $190          $ --             $568          $898
                                        ======          ====          ====             ====          ====
  Allowance for possible losses on
     reinsurance receivable........     $    2          $  3          $ --             $ --          $  5
                                        ======          ====          ====             ====          ====

---------------

(1) Accounts charged against allowance.

                                                                     SCHEDULE VI

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                               1996        1995        1994
                                                              -------    --------    --------
Deferred policy acquisition costs...........................  $28,523    $ 27,057    $ 25,150
                                                              =======    ========    ========
Reserves for unpaid claims and claim adjustment expenses....  $38,874    $126,061    $149,041
                                                              =======    ========    ========
Discount (if any) deducted..................................  $    --    $     --    $     --
                                                              =======    ========    ========
Unearned premiums...........................................  $69,570    $ 76,781    $ 76,630
                                                              =======    ========    ========
Net earned premiums.........................................  $92,491    $ 98,692    $ 92,481
                                                              =======    ========    ========
Net investment income.......................................  $14,195    $ 19,773    $ 18,597
                                                              =======    ========    ========
Net claims and claim adjustment expenses incurred related
  to:
  Current year..............................................  $16,909    $ 21,631    $ 31,688
                                                              =======    ========    ========
  Prior years...............................................  $(6,855)   $(29,082)   $ (8,344)
                                                              =======    ========    ========
Amortization of deferred policy acquisition costs...........  $37,505    $ 35,759    $ 29,390
                                                              =======    ========    ========
Net paid claims and claim adjustment expenses...............  $11,039    $ 16,636    $ 16,719
                                                              =======    ========    ========
Net premiums written........................................  $95,109    $ 97,728    $ 90,578
                                                              =======    ========    ========

(a)(3) EXHIBITS

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
         2         Reorganization Agreement dated as of December 19, 1996 among
                   Capsure Holdings Corp., Continental Casualty Company, CNA
                   Surety Corporation, Surety Acquisition Company and certain affiliates of Continental Casualty Corporation (filed on
                   December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.'s
                   Form 8-K, and incorporated herein by reference).
         3(1)      The Certificate of Incorporation of Nucorp, Inc. dated May
                   6, 1988 together with the Certificate of Merger of Nucorp
                   Energy, Inc. with and into Nucorp, Inc. dated August 12,
                   1988 (filed on August 15, 1988 as Exhibit 3.1 to Nucorp,
                   Inc.'s Quarterly Report on Form 10-Q for the Period March
                   31, 1988 through June 30, 1988, and incorporated herein by reference).
         3(2)      Amendment to the Certificate of Incorporation dated July 14,
                   1995 (filed on March 27, 1996 as Exhibit 3.2 to Capsure
                   Holdings Corp.'s Form 10-K, and incorporated herein by
                   reference).
         3(3)      Bylaws of Nucorp, Inc. (filed on August 15, 1988 as Exhibit
                   3.2 to Nucorp, Inc.'s Quarterly Report on Form 10-Q for the
                   Period March 31, 1988 through June 30, 1988, and
                   incorporated herein by reference).
         4         Specimen of Capsure Holdings Corp. Common Stock Certificate
                   (filed on March 30, 1995 as Exhibit 4 to Capsure Holdings
                   Corp.'s Form 10-K, and incorporated herein by reference).
         9         Not applicable.
        10(1)      Employment Agreement dated as of September 30, 1995 by and between Capsure Holdings Corp., a Delaware corporation, and
                   Bruce A. Esselborn, an individual (filed on March 27, 1996 as Exhibit 10.1 to Capsure Holdings Corp.'s Form 10-K, and
                   incorporated herein by reference).
        10(2)      First Amendment dated as of February 20, 1997 to the
                   Employment Agreement dated as of September 30, 1995 by and between Capsure Holdings Corp., a Delaware corporation, and
                   Bruce A. Esselborn, an individual.
        10(3)      Employment Agreement dated as of September 30, 1995 by and between Capsure Holdings Corp., a Delaware corporation, and
                   Mary Jane Robertson, an individual (filed on March 27, 1996 as Exhibit 10.2 to Capsure Holdings Corp.'s Form 10-K, and
                   incorporated herein by reference).
        10(4)      First Amendment dated as of February 20, 1997 to the
                   Employment Agreement dated as of September 30, 1995 by and between Capsure Holdings Corp., a Delaware corporation, and
                   Mary Jane Robertson, an individual.
        10(5)      Employment Agreement dated as of September 22, 1994 by and among Universal Surety Holdings Corp., Universal Surety of
                   America, Capsure Financial Group, Inc., Capsure Holdings
                   Corp. and John Knox, Jr.
        10(6)      Employment Agreement dated as of April 26, 1996 (effective as of April 15, 1996) by and Between Western Surety Company
                   and Steven T. Pate.
        10(7)      Purchase Agreement dated as of December 21, 1989 among
                   Nucorp, Inc. and Bruce A. Esselborn (filed on August 2, 1990 as Exhibit 10.8 to Post-Effective Amendment No. 1 to
                   Nucorp's Registration Statement on Form S-1, and
                   incorporated herein by reference).

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
        10(8)      Purchase Agreement dated as of March 25, 1992 among Nucorp,
                   Inc., SI Acquisition Corp. and Surewest Financial Corp.
                   (filed on March 27, 1992, as Exhibit 2 on Form 8-K, and
                   incorporated herein by reference).
        10(9)      Stock Purchase Agreement between Nucorp, Inc.; SI
                   Acquisition Corp.; Surewest Financial Corp.; Joe P. Kirby;
                   Dan L. Kirby; Kevin T. Kirby; Steven T. Kirby; First Bank of
                   South Dakota, N.A., as Trustee of the Dan L. Kirby Trust;
                   First Bank of South Dakota, N.A., as Trustee of the Kevin T.
                   Kirby Trust; Norwest Bank South Dakota, N.A., as Trustee of
                   the Joe P. Kirby Trust; and Norwest Bank South Dakota, N.A.,
                   as Trustee of the Steven T. Kirby Trust, dated March 25,
                   1992 and schedules thereto (filed on March 25, 1992 as
                   Exhibit 2 on Nucorp, Inc.'s Form 8-K, and incorporated
                   herein by reference).
        10(10)     Credit Agreement dated as of March 29, 1994, as amended and restated as of May 22, 1996, among Capsure Financial Group,
                   Inc., Capsure Holdings Corp., the Lenders named therein and
                   Chemical Bank, as Administrative Agent (filed on June 3,
                   1996 as Exhibit 2.2 to Capsure Holdings Corp's Form 8-K, and
                   incorporated herein by reference).
        10(11)     Stock Purchase Agreement among John Knox, Jr., Universal
                   Surety Holding Corp., Capsure Financial Group, Inc. and
                   Capsure Holdings Corp. dated July 26, 1994 (filed on October
                   6, 1994 as Exhibit 2 to Capsure Holdings Corp. Current
                   Report on Form 8-K, and incorporated herein by reference).
        10(12)     Amended and Restated 1990 Stock Option Plan (filed on April
                   16, 1996 as part of Capsure Holdings Corp.'s Proxy Statement for the Annual Meeting of Shareholders on May 23, 1996, and
                   incorporated herein by reference).
        10(13)     Non-Competition and Non-Solicitation Agreement between
                   Capsure Holdings Corp. and Frontier Insurance Company, dated as of May 22, 1996.
        10(14)     Contract Surety Bond Reinsurance Agreement dated as of
                   September 22, 1994 between Western Surety Company, a South
                   Dakota corporation, and Universal Surety of America, a Texas corporation (filed on March 30, 1995 as Exhibit 10.23 to
                   Capsure Holdings Corp's Form 10-K, and incorporated herein by reference).
        10(15)     Co-Employee Agreement dated as of September 22, 1994 between
                   Western Surety Company and Universal Surety of America
                   (filed on March 30, 1995 as Exhibit 10.24 to Capsure
                   Holdings Corp's Form 10-K, and incorporated herein by
                   reference).
        10(16)     Directors' and Officers' and Errors and Omissions Liability
                   Quota Share Reinsurance Agreement dated as of August 15,
                   1994 between Western Surety Company, a South Dakota
                   corporation, and United Capitol Insurance Company, a
                   Wisconsin corporation (filed on March 27, 1996 as Exhibit
                   10.19 to Capsure Holdings Corp.'s Form 10-K, and
                   incorporated herein by reference.)
        10(17)     Stock Purchase Agreement dated as of February 29, 1996 among
                   Capsure Holdings Corp., NI Acquisition Corp. and Frontier
                   Insurance Company (Filed on June 3, 1996 as Exhibit 2.1 to
                   Capsure Holdings Corp.'s Form 8-K, and incorporated herein by reference).
        11         Earnings per share computation.
        12         Not applicable.
        13         Not applicable.
        16         Not applicable.
        18         Not applicable.
        21         Subsidiaries of the Registrant.

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
        22         Not applicable.
        23         Consent of Coopers & Lybrand dated March 12, 1997.
        24(1)      Power of Attorney for Herbert A. Denton dated February 26,
                   1997.
        24(2)      Power of Attorney for Bradbury Dyer, III dated February 26,
                   1997.
        24(3)      Power of Attorney for Talton R. Embry dated February 26,
                   1997.
        24(4)      Power of Attorney for Dan L. Kirby dated February 26, 1997.
        24(5)      Power of Attorney for Joe P. Kirby dated February 26, 1997.
        24(6)      Power of Attorney for L.G. Schafran dated February 27, 1997.
        27         Financial Data Schedule.

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

                                          CAPSURE HOLDINGS CORP.

                                                /s/ BRUCE A. ESSELBORN
                                          --------------------------------------
                                                    Bruce A. Esselborn
                                                        President
                                              (Principal Executive Officer)

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

                                                 /s/ JOHN S. HENEGHAN
                                          --------------------------------------
                                                     John S. Heneghan
                                              Vice President and Controller
                                              (Principal Accounting Officer)
Dated: March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                   /s/ SAMUEL ZELL                     Chairman of the Board and Chief  March 21, 1997
-----------------------------------------------------         Executive Officer
                     Samuel Zell

                 /s/ ROD F. DAMMEYER                              Director              March 21, 1997
-----------------------------------------------------
                   Rod F. Dammeyer

                 *HERBERT A. DENTON                               Director              March 21, 1997
-----------------------------------------------------
                 *Herbert A. Denton

                 *BRADBURY DYER, III                              Director              March 21, 1997
-----------------------------------------------------
                 *Bradbury Dyer, III

                  *TALTON R. EMBRY                                Director              March 21, 1997
-----------------------------------------------------
                  *Talton R. Embry

               /s/ BRUCE A. ESSELBORN                             Director              March 21, 1997
-----------------------------------------------------
                 *Bruce A. Esselborn

                    *DAN L. KIRBY                                 Director              March 21, 1997
-----------------------------------------------------
                    *Dan L. Kirby

                    *JOE P. KIRBY                                 Director              March 21, 1997
-----------------------------------------------------
                    *Joe P. Kirby

               /s/ DONALD W. PHILLIPS                             Director              March 21, 1997
-----------------------------------------------------
                 Donald W. Phillips

               /s/ SHELI Z. ROSENBERG                           Director and            March 21, 1997
-----------------------------------------------------         *Attorney-in-Fact
                 Sheli Z. Rosenberg

                   *L. G. SCHAFRAN                                Director              March 21, 1997
-----------------------------------------------------
                   *L. G. Schafran

              /s/ RICHARD I. WEINGARTEN                           Director              March 21, 1997
-----------------------------------------------------
                Richard I. Weingarten

                     CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit                                                                                                            Page
Number      Description                                                                                             No.
------      -----------                                                                                             ---
  10(2)     First Amendment dated as of February 20, 1997 to the Employment Agreement dated as of
            September 30, 1995 by and between Capsure Holdings Corp., a Delaware corporation, and
            Bruce A. Esselborn, an individual.

  10(4)     First Amendment dated as of February 20, 1997 to the Employment Agreement dated as of
            September 30, 1995 by and between Capsure Holdings Corp., a Delaware corporation, and
            Mary Jane Robertson, an individual.

  10(5)     Employment Agreement dated as of September 22, 1994 by and among Universal Surety
            Holdings Corp., Universal Surety of America, Capsure Financial Group, Inc., Capsure
            Holdings Corp. and John Knox, Jr.....................................................

  10(6)     Employment Agreement dated as of April 26, 1996 (effective as of April 15, 1996) by and between Western Surety Company and Steven T. Pate....................................

  10(13)    Non-Competition and Non-Solicitation Agreement between Capsure Holdings Corp. and
            Frontier Insurance Company, dated as of May 22, 1996.................................

  11        Earnings per share computation.......................................................

  21        Subsidiaries of the Registrant.......................................................

  23        Consent of Coopers & Lybrand dated March 12, 1997....................................

  24(1)     Power of Attorney for Herbert A. Denton dated February 26, 1997......................

  24(2)     Power of Attorney for Bradbury Dyer, III dated February 26, 1997.....................

  24(3)     Power of Attorney for Talton R. Embry dated February 26, 1997........................

  24(4)     Power of Attorney for Dan L. Kirby dated February 26, 1997...........................

  24(5)     Power of Attorney for Joe P. Kirby dated February 26, 1997...........................

  24(6)     Power of Attorney for L.G. Schafran dated February 27, 1997..........................

  27        Financial Data Schedule..............................................................