Form 10-Q
period 1997-03-31
CAPSURE HOLDINGS CORP
filed 1997-05-15
CIK 73313

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997

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


                                 (312) 879-1900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                               --     --

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    15,824,308 shares of Common Stock, $.05 par value as of April 30, 1997.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES



                                     INDEX


                                                                                        Page

Part I.  Financial Information (Unaudited):

         Item 1.   Condensed Consolidated Financial Statements:

                   Consolidated Balance Sheets at March 31, 1997 and December 31, 1996     3

                   Consolidated Statements of Income for the Three Months Ended
                   March 31, 1997 and 1996                                                 4

                   Consolidated Statements of Cash Flows for the Three Months Ended
                   March 31, 1997 and 1996                                                 5

                   Notes to Consolidated Financial Statements at March 31, 1997            6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                               8

Part II.  Other Information:

          Item 1.  Legal Proceedings                                                      13

          Item 2.  Changes in the Rights of the Company's Security Holders                13

          Item 3.  Defaults Upon Senior Securities                                        13

          Item 4.  Submission of Matters to a Vote of Security Holders                    13

          Item 5.  Other Information                                                      13

          Item 6.  Exhibits and Reports on Form 8-K                                       13

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                             March 31,  December 31,
                                                                                1997       1996
                                                                              --------   --------
                                    ASSETS
Invested assets and cash:
     Fixed maturities, at fair value (amortized cost: $141,553; $135,420) ..  $140,339   $135,895
     Equity securities, at fair value (cost: $2,758; $3,687) ...............     3,313      4,526
     Short-term investments, at cost which approximates fair value..........    18,365     19,416
     Other investments, at fair value.......................................     2,821      2,695
     Cash ..................................................................     1,543      2,736
                                                                              --------   --------
                                                                               166,381    165,268

Deferred policy acquisition costs ..........................................    30,221     28,523
Reinsurance receivable .....................................................     6,458      5,642
Intangible assets, net of amortization .....................................    13,747     14,024
Excess cost over net assets acquired, net of amortization ..................    61,506     61,932
Deferred income taxes, net of valuation allowance ..........................    14,304     16,019
Other assets ...............................................................    22,872     21,731
                                                                              --------   --------
      Total assets .........................................................  $315,489   $313,139
                                                                              ========   ========

                              LIABILITIES
Reserves:
   Unpaid losses and loss adjustment expenses ..............................   $38,405    $38,874
   Unearned premiums .......................................................    72,922     69,570
                                                                              --------   --------
                                                                               111,327    108,444

Long-term debt .............................................................    59,000     60,000
Other liabilities ..........................................................    20,031     22,112
                                                                              --------   --------
      Total liabilities ....................................................   190,358    190,556
                                                                              --------   --------
Commitments and contingencies

                      STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 5,000,000 shares authorized;
   none issued and outstanding .............................................        --         --
Common stock, par value $.05 per share, 25,000,000 shares authorized;
   15,807,622 shares issued at March 31, 1997;
   15,804,749 shares issued at December 31, 1996 ...........................       790        790
Additional paid-in capital .................................................   118,426    118,413
Retained earnings ..........................................................     6,110      2,297
Unrealized gain (loss) on securities, net of deferred income taxes .........      (195)     1,083
                                                                             --------    --------
      Total stockholders' equity ...........................................   125,131    122,583
                                                                              --------   --------
                                                                              $315,489   $313,139
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

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                          Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           1997       1996
                                                         ---------  ---------
  Revenues:
   Net earned premiums ................................  $  22,296  $  23,349
   Net investment income ..............................      3,126      5,034
   Net investment gains ...............................         87        523
                                                         ---------  ---------
                                                            25,509     28,906
                                                         ---------  ---------

  Expenses:
   Net losses and loss adjustment expenses ............      1,228      3,396
   Net commissions, brokerage and other underwriting ..     15,377     14,756
   Interest expense ...................................      1,003        506
   Amortization of goodwill and intangibles ...........        698        713
   Other expenses, net ................................        668        618
                                                         ---------  ---------
                                                            18,974     19,989
                                                         ---------  ---------

  Income before income taxes ..........................      6,535      8,917
  Income taxes ........................................      2,722      3,397
                                                         ---------  ---------
  Net income ..........................................  $   3,813  $   5,520
                                                         =========  =========



  Weighted average shares outstanding:
   Primary ............................................     16,584     15,906
                                                         =========  =========
   Fully diluted ......................................     16,599     15,907
                                                         =========  =========
  Earnings per share:
   Primary ............................................  $     .23  $     .35
                                                         =========  =========
   Fully diluted ......................................  $     .23  $     .35
                                                         =========  =========

   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     --------------------
                                                                                        1997       1996
                                                                                     ---------  ---------
OPERATING ACTIVITIES:
  Net income ......................................................................  $   3,813  $   5,520
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .................................................      1,095      1,208
    Accretion of bond discount, net ...............................................        (39)      (231)
    Net investment gains ..........................................................        (87)      (523)
  Changes in:
    Reserve for unpaid losses and loss adjustment expenses ........................       (469)      (121)
    Reserve for unearned premiums .................................................      3,352      5,604
    Deferred income taxes, net ....................................................      2,397      3,064
    Other assets and liabilities ..................................................     (5,297)    (6,736)
                                                                                     ---------  ---------
Net cash provided by operating activities .........................................      4,765      7,785
                                                                                     ---------  ---------

INVESTING ACTIVITIES:
  Securities available-for-sale:
    Purchases - fixed maturities ..................................................    (13,317)   (15,331)
    Sales - fixed maturities ......................................................         --     30,984
    Maturities - fixed maturities .................................................      7,233     15,771
    Purchases - equity securities .................................................         --       (190)
    Sales - equity securities .....................................................      1,007     15,367
    Receivable for securities sold ................................................         --     (7,319)
  Change in short-term investments ................................................      1,051    (29,514)
  Change in other investments .....................................................       (126)       (56)
  Capital expenditures, net .......................................................       (814)      (414)
                                                                                     ---------  ---------
Net cash (used in) provided by investing activities ...............................     (4,966)     9,298
                                                                                     ---------  ---------

FINANCING ACTIVITIES:
  Principal payments on long-term debt ............................................     (1,000)   (16,000)
  Exercise of stock options .......................................................          8          5
                                                                                     ---------  ---------
Net cash used in financing activities .............................................       (992)   (15,995)
                                                                                     ---------  ---------

Increase (decrease) in cash .......................................................     (1,193)     1,088
Cash at beginning of period .......................................................      2,736      3,001
                                                                                     ---------  ---------
Cash at end of period .............................................................  $   1,543  $   4,089
                                                                                     =========  =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest ......................................................................  $   1,028  $     441
    Income taxes, net of refunds ..................................................  $      48  $     265

   The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Capsure Holdings Corp.'s ("Capsure" or the "Company") 1996 Annual Report on Form 10-K. The following Notes to the Consolidated Financial Statements highlight significant changes to the Notes included in the 1996 Annual Report on Form 10-K and such interim disclosures as required by the Securities and Exchange Commission. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 1996 Consolidated Financial Statements to conform with the presentation in the 1997 Consolidated Financial Statements.

2.   INVESTMENTS

     The cost and estimated fair value of investments at March 31, 1997 were as follows (dollars in thousands):


                                                     Amortized     Gross       Gross     Estimated
                                                       Cost     Unrealized  Unrealized      Fair
                                                      or Cost      Gains      Losses       Value
                                                     ---------  ----------  ----------   ---------
Available-For-Sale Securities
Fixed maturities:
U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies:
 U.S. Treasury notes ..............................  $  7,018   $      52   $      (33)  $   7,037
 Collateralized mortgage obligations ..............    36,549         164         (513)     36,200
 Mortgage pass-through securities .................    39,384          45         (410)     39,019
Obligations of states and political subdivisions ..     2,697           8          (42)      2,663
Non-agency collateralized mortgage obligations.....    20,599          36         (129)     20,506
Asset-backed securities:
 Second mortgages/home equity loans ...............    28,422          56         (281)     28,197
 Other underlying assets ..........................     6,884          23         (190)      6,717
                                                     --------   ---------   ----------   ---------
    Total fixed maturities ........................   141,553         384       (1,598)    140,339
Equity securities .................................     2,758         555           --       3,313
                                                     --------   ---------   ----------   ---------
    Total available-for-sale securities ...........  $144,311   $     939   $   (1,598)  $ 143,652
                                                     ========   =========   ==========   =========

3.   REINSURANCE

     The effect of reinsurance on premiums written and earned for the three months ended March 31, 1997 and 1996 was as follows (dollars in thousands):

                                 1997              1996
                           ----------------  ----------------
                           Written  Earned   Written  Earned
                           -------  -------  -------  -------
          Direct ........  $26,737  $24,172  $33,018  $28,059
          Assumed .......       --       --       94      121
          Ceded .........   (1,089)  (1,876)  (6,241)  (4,831)
                           -------  -------  -------  -------
          Net premiums ..  $25,648  $22,296  $26,871  $23,349
                           =======  =======  =======  =======


     The effect of reinsurance on losses and loss adjustment expenses incurred for the three months ended March 31, 1997 and 1996 was as follows (dollars in thousands):


                                                        1997    1996
                                                       ------  -------
         Gross losses and loss adjustment expenses ..  $1,898   $4,552
         Reinsurance recoveries .....................    (670)  (1,156)
                                                       ------  -------
         Net losses and loss adjustment expenses ....  $1,228   $3,396
                                                       ======  =======

                   CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997

GENERAL
        The following is a discussion and analysis of the operating results, financial condition, liquidity, and capital resources of Capsure Holdings Corp. and subsidiaries ("Capsure" or the "Company") for the three months ended March 31, 1997 compared to the corresponding period in 1996.

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

PENDING BUSINESS COMBINATION
        On December 19, 1996, Capsure and certain direct and indirect subsidiaries of CNA Financial Corporation ("CNAF") entered into a definitive Reorganization Agreement pursuant to which Capsure will merge with a wholly-owned subsidiary of CNA Surety Corporation ("CNA Surety"). CNAF, through its subsidiaries, will be the majority stockholder of CNA Surety, owning 61.75 percent of the shares on a fully diluted basis. The remaining shares will be issued to the existing Capsure stockholders (a portion of these shares will be reserved for issuance to the existing holders of Capsure options who will receive CNA Surety options in the merger) in a tax-free exchange for their Capsure shares on a one-for-one basis. The CNA Surety shares are expected to be traded on the New York Stock Exchange. Equity Capsure Limited Partnership, Capsure's largest stockholder with a 25.6 percent ownership interest, and Messrs. Dammeyer and Esselborn have agreed to vote their shares in favor of the merger. The agreement and the transactions contemplated thereby are subject to several conditions, including ratification by the affirmative vote of Capsure stockholders and approval by governmental and insurance regulatory authorities.

        The Company has obtained antitrust clearance from the Federal Trade Commission, and all insurance regulatory filings are at various stages of the review process. The Company has filed a preliminary merger proxy statement/prospectus with the Securities and Exchange Commission on a confidential basis.

        The completion of the merger pursuant to the Reorganization Agreement will cause an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and significantly limits the future utilization of Capsure's net operating tax loss carryforwards ("NOLs"). If the Reorganization Agreement and transactions contemplated thereby are approved by the Capsure shareholders at a special meeting to be held to vote on the transaction, they also will be asked to approve an amendment to the Company's Certificate of Incorporation to delete a provision designed to facilitate the Company's ability to preserve and utilize its NOLs.

RESULTS OF OPERATIONS
     The components of net income for each period are summarized as follows (dollars in thousands):

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                   1997        1996
                                                  ------      ------
       Underwriting income.....................   $5,691      $5,197
       Net investment income...................    3,126       5,034
       Net investment gains....................       87         523
       Interest expense........................   (1,003)       (506)
       Amortization of goodwill and intangibles     (698)       (713)
       Other expenses, net.....................     (668)       (618)
                                                  ------      ------
       Income before income taxes..............    6,535       8,917
       Income taxes............................    2,722       3,397
                                                  ------      ------
            Net income.........................   $3,813      $5,520
                                                  ======      ======

INSURANCE UNDERWRITING
   Underwriting results for the three months ended March 31, 1997 and 1996 are summarized in the following table (dollars in thousands):



                                    Surety and Fidelity      Excess and Surplus Lines           Consolidated
                                -------------------------  ----------------------------    ----------------------
                                   1997          1996        1997               1996          1997        1996
                                ---------       ---------  ---------          ---------    ---------    ---------
Gross written premiums .......  $  26,737       $  25,593  $      --          $   7,519     $  26,737   $  33,112
                                =========       =========  =========          =========     =========   =========
Net written premiums .........  $  25,648       $  24,378  $      --          $   2,493     $  25,648   $  26,871
                                =========       =========  =========          =========     =========   =========
Net earned premiums ..........  $  22,296       $  21,377  $      --          $   1,972     $  22,296   $  23,349
                                ---------       ---------  ---------          ---------     ---------   ---------
Net losses and loss adjustment      1,228           2,965         --                431         1,228       3,396
Underwriting expenses ........     15,377          14,839         --                (83)       15,377      14,756
                                ---------       ---------  ---------          ---------     ---------   ---------
Total losses and expenses ....     16,605          17,804         --                348        16,605      18,152
                                ---------       ---------  ---------          ---------     ---------   ---------
Underwriting income ..........  $   5,691       $   3,573  $      --          $   1,624     $   5,691   $   5,197
                                =========       =========  =========          =========     =========   =========

Loss ratio ...................       5.5%           13.9%         --              21.8%          5.5%       14.5%
Expense ratio ................      69.0            69.4          --              (4.2)         69.0        63.2
                                ---------       ---------  ---------          ---------     ---------   ---------
Combined ratio ...............      74.5%           83.3%         --              17.6%         74.5%       77.7%
                                =========       =========  =========          =========     =========   =========


        Surety and fidelity represents the combined results and are the principal lines of business of Western Surety and Universal Surety. Excess and surplus lines represented the results of United Capitol through May 22, 1996. United Capitol's principal lines of business were other liability, product liability and commercial property primarily written on an excess and surplus lines basis.

        Gross written premiums decreased 19.3%, or $6.4 million, for the three months ended March 31, 1997. Surety and fidelity gross written premiums increased 4.5%, or $1.1 million due to a 4.4% increase in Western Surety's core miscellaneous surety bond business, largely due to public official bonds, and continued strong growth in the contract surety and insurance agents' and
brokers' errors and omissions business.   Public official bond premiums were
$0.4 million higher than in 1996, as expected, since writings for this product typically increase every other year following the November elections. United Capitol contributed $7.5 million in gross written premiums in the first quarter of 1996.

        Net earned premiums decreased 4.5%, or $1.1 million, for the three months ended March 31, 1997. Surety and fidelity net earned premiums increased 4.3%, or $0.9 million, in 1997 compared to 1996, primarily due to increased contract surety premium volume. United Capitol contributed $2.0 million in net earned premiums in the first quarter of 1996.

        Underwriting income for the three months ended March 31, 1997 increased 9.5%, or $0.5 million, as compared to the prior year quarter despite reduced net earned premiums. At the surety and fidelity operations, underwriting income increased 59.3%, or $2.1 million, reflecting favorable loss development. The consolidated combined ratio decreased to 74.5% in 1997 from 77.7% in 1996. The consolidated loss ratio decreased to 5.5% in 1997 from 14.5% in 1996. The surety and fidelity loss ratio decreased to 5.5% in 1997 from 13.9% in 1996, reflecting the significant impact of $1.9 million in favorable loss reserve development at Western Surety resulting from a recently completed actuarial review.

        The consolidated expense ratio increased to 69.0% in 1997, compared to 63.2% in 1996. The surety and fidelity expense ratio decreased slightly to 69.0% in 1997 from 69.4% in 1996. The consolidated expense ratio in 1996 was favorably affected by the recognition of contingent commission income and ceding commission income at United Capitol.

INVESTMENT INCOME
        Net investment income for the three months ended March 31, 1997 and 1996 was $3.1 million and $5.0 million, respectively, reflecting a net decrease in invested assets as a result of the sale of United Capitol. The average pretax yields of the portfolio for the three months ended March 31, 1997 and 1996 were 7.6% and 6.8%, respectively. First quarter 1997 investment results were favorably impacted by limited partnership income. Investment income related to limited partnerships held at Western Surety was $0.4 million in the first quarter of 1997 compared to $0.1 million in 1996.

        Capsure's insurance companies invest funds provided by operations predominantly in high-quality, short-duration, taxable fixed income securities. The preservation of capital and utilization of the Company's available net operating tax loss carryforwards ("NOLs") have been Capsure's principal investment objectives.

ANALYSIS OF OTHER OPERATIONS
        Net investment gains were $0.1 million and $0.5 million for the three months ended March 31, 1997 and 1996, respectively, virtually all of which were recognized at the insurance operations.

        Amortization expense was $0.7 million for the three months ended March 31, 1997 and 1996. Amortization expense in the first quarter of both years included $0.3 million of amortization of intangible assets and $0.4 million of amortization of excess cost over net assets acquired related to the acquisitions of Western Surety and Universal Surety. Excess cost over net assets acquired is amortized substantially over 40 years. Other intangible assets are amortized principally over 20 years.

        Interest expense was $1.0 million and $0.5 million for the three months ended March 31, 1997 and 1996, respectively. The Company's average debt outstanding for the three months ended March 31, 1997 was approximately $59.4 million compared to $20.1 million in 1996. The weighted average interest rates on outstanding balances were 6.5% and 6.3% for the three months ended March 31, 1997 and 1996, respectively.

INCOME TAXES
        Income taxes were $2.7 million and $3.4 million for the three months ended March 31, 1997 and 1996, respectively. The effective income tax rates were 41.7% and 38.1%, respectively, reflecting a 1997 adjustment for certain prior year tax items. The Company's income tax expense does not approximate actual taxes paid, primarily due to the utilization of the Company's NOLs. Actual income taxes paid were $0.1 million and $0.3 million for the three months ended March 31, 1997 and 1996, respectively.

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

        The Company's consolidated net cash flow provided by operating activities was $4.8 million and $7.8 million for the three months ended March 31, 1997 and 1996, respectively. Consolidated operating cash flow (pretax income excluding net investment gains (losses) and amortization of goodwill and intangibles) for the three months ended March 31, 1997, was $7.1 million as compared to $9.1 million in 1996.

        On March 29, 1994, the Company entered into a senior reducing revolving credit agreement with a syndicate of banks for $135 million (the "Credit Facility"). Concurrent with the sale of UCHC and its subsidiaries, Capsure and its lenders entered into an agreement to amend and restate the Credit Facility. The amendment reduced the commitment to $100 million from $135 million and permitted an initial draw of up to $70 million for a special distribution to stockholders. The remaining availability may be used for additional dividends, stock repurchases, acquisitions, and for general corporate purposes. Transaction costs totaled approximately $0.5 million. The credit available under the Credit Facility reduces semi-annually commencing March 31, 1997 and expires March 31, 2003. On March 31, 1997, total borrowings available were reduced to $93.75 million. Interest on borrowings under the facility varies based on leverage.

        Principal and interest payments required under the Credit Facility are funded principally by dividend and income tax sharing payments received from Capsure's insurance subsidiaries. Capsure received $3.1 million and $7.6 million in dividends from its surety and fidelity subsidiaries for the three months ended March 31, 1997 and 1996, respectively. Capsure received tax sharing payments from its subsidiaries of $0.6 million and $6.6 million in the three months ended March 31, 1997 and 1996, respectively, of which $0.6 million and $1.8 million were from its surety and fidelity subsidiaries.

        On May 24, 1995, the Board of Directors of the Company approved a stock repurchase plan. The plan authorizes the Company to repurchase up to 500,000 shares of its common stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of March 31, 1997, no shares have been repurchased under this plan.

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

  ITEM 3.  Defaults Upon Senior Securities   -   None.

  ITEM 4.  Submission of Matters to a Vote of Security Holders   -   None.

  ITEM 5.  Other Information   -   None.

  ITEM 6.  Exhibits and Reports on Form 8-K:


           (a) Exhibits:
               27. Financial Data Schedule

           (b) Reports on Form 8-K:
               None.

---------------------------------------


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





                                       CAPSURE HOLDINGS CORP.
                                       (Registrant)

                                       /s/ Mary Jane Robertson
                                       --------------------------
                                       Mary Jane Robertson
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)




                                       /s/ John S. Heneghan
                                       --------------------------
                                       John S. Heneghan
                                       Vice President and Controller
                                       (Principal Accounting Officer)







Date:    May 12 ,  1997
     ----------------------