Form 10-K/A
period 1996-12-31
CAPSURE HOLDINGS CORP
filed 1997-07-15
CIK 73313

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A

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

     At March 7, 1997, 15,807,622 shares of the Registrant's Common Stock were outstanding.

================================================================================

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                              PAGE
                                                              ----
PART I.
  Item 1.  Business.........................................    3
              General.......................................    3
              Pending Business Combination..................    4
              Summary of Insurance Operations...............    4
              A.M. Best Ratings.............................    5
              Surety and Fidelity Bond Operations...........    5
              Reinsurance...................................   10
              Unpaid Losses and Loss Adjustment Expenses....   10
              Regulation....................................   12
              Investments...................................   13
              Net Operating Tax Loss Carryforwards..........   13
              Employees.....................................   13
  Item 2.  Properties.......................................   13
  Item 3.  Legal Proceedings................................   14
  Item 4.  Submission of Matters to a Vote of Security
           Holders..........................................   14

PART II.
  Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters......................   14
  Item 6.  Selected Financial Data..........................   15
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............   16
  Item 8.  Financial Statements and Supplementary Data......   25
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............   25

PART III.
  Item 10. Directors and Executive Officers of the
           Registrant.......................................   25
  Item 11. Executive Compensation...........................   28
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management...................................   34
  Item 13. Certain Relationships and Related Transactions...   36

PART IV.
  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K..............................   37

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

     This joint venture of Capsure's surety companies has been named USAWestern. USAWestern acts as the contract bond division of Western Surety. Universal Surety personnel underwrite contract surety bonds submitted by Western Surety agents on Western Surety's bond forms. Contract bonds written through the USAWestern program are generally reinsured 100% by Universal Surety.

     The USAWestern program showed significant growth in 1996 as expansion of the program continued to Western Surety agents across the country. Gross written premiums for the program have grown from approximately $1.6 million in 1995 to approximately $3.4 million in 1996. The USAWestern program was marketed to Western Surety agents in 30 states as of December 31, 1996. The further expansion of Universal Surety's contract bond business through Western Surety's broad distribution network will be dependent on Universal Surety's ability to attract qualified underwriting and claims personnel and maintain distinctive service to agents.

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

     On September 22, 1994, the Company acquired Universal Surety. Founded in 1984, Universal Surety specializes in writing miscellaneous and small- to medium-sized contract surety bonds primarily in the southern United States. Contract bonds underwritten by Universal Surety, including those underwritten on behalf of Western Surety under the USAWestern program, are primarily contractor performance and payment bonds in amounts under $3.0 million for which underwriting expertise and distinctive service to agents are emphasized. Universal Surety underwrites primarily standard and some specialty accounts for which it will utilize supplemental collateral arrangements and excess rates for contractors not qualified for standard surety rates. Universal Surety also reduces its exposure through participation in the Small Business Administration ("SBA") Surety Bond Guarantee Program. Under this program, the SBA will generally reimburse Universal Surety for between 80% and 90% of losses and loss adjustment expenses incurred on any SBA guaranteed bond in exchange for 20% of the premium. In addition, a significant portion of Universal Surety's premiums consist of miscellaneous bonds underwritten in the same geographic area.

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

     Universal Surety has concentrated its marketing efforts in expanding its share of the small contract bond market. Contract bonds underwritten by Universal Surety, including those underwritten on behalf of Western Surety under the USAWestern program, are primarily contractor performance and payment bonds in amounts under $3.0 million. Universal Surety underwrites principally standard accounts and some specialty accounts for which it will utilize supplemental collateral arrangements and excess rates or SBA guarantees for contractors not generally considered standard risks. The Company has utilized Western Surety's existing diverse agency relationships to expand the geographic and agency distribution of Universal Surety's contract surety business under the USAWestern joint venture. The USAWestern program was marketed to Western Surety agents in 30 states as of December 31, 1996. Western Surety has generally ceded 100% of each such contract surety bond written on Western bond forms to Universal Surety pursuant to a Surety Bond Quota Share Reinsurance Agreement. Gross written premiums for this coverage were $3.4 million in 1996 compared to $1.6 million in 1995. In 1994, these activities were not material.


     In addition, Western Surety has been gradually expanding its product line by offering insurance agents' and brokers' E&O insurance directly to a majority of its vast agency force. Effective October 1, 1996, Western Surety modified its reinsurance agreements to increase its net retention on this business from 10% to 20%, reflecting the relative maturation and favorable underwriting margins of this book of business. The increased net retention is not expected to have a material impact on the Company's results of operations. Gross written premiums for this coverage were $1.9 million in 1996 compared to $0.8 million in 1995. In 1994, these activities were not material.


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

     Universal Surety specializes in the underwriting of small contract and miscellaneous surety bonds. Universal Surety is rated A (Excellent) by A.M. Best and is licensed in 37 states and the District of Columbia with most of its business generated in Texas (74% of 1996 gross written premiums). Contract bonds underwritten by Universal Surety, including those underwritten on behalf of Western Surety under the USAWestern program, are primarily contractor performance and payment bonds in amounts under $3.0 million for which underwriting expertise and distinctive service to agents are emphasized. Universal Surety underwrites primarily standard accounts and some specialty accounts for which it utilizes supplemental collateral arrangements and excess rates for contractors not qualified for standard surety rates. Universal Surety also reduces its exposure through participation in the Small Business Administration ("SBA") Surety Bond Guarantee Program. Under this program, the SBA will generally reimburse Universal Surety for between 80% and 90% of losses and loss adjustment expenses incurred on any SBA guaranteed bond in exchange for 20% of the premium. Contract bonds are more affected by prevailing market and general economic conditions than noncontract bonds.

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

RESULTS OF OPERATIONS

     The components of income are summarized as follows (dollars in thousands):


                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
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

     The NAIC has developed a rating system (the Insurance Regulatory Information System ("IRIS")), primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. IRIS consists of eleven key financial ratios that address various aspects of each insurer's financial condition and stability. In 1996, each of Western Surety's and USA's IRIS ratios fell within all of the "usual ranges."



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

ENVIRONMENTAL LIABILITIES


     The Company was engaged in oil and gas production, exploration and development until mid-1993. In connection with the sale of substantially all of the Company's oil and gas properties, the buyers assumed all material environmental liabilities. The Company is not aware of any federal, state or local investigation nor has it received any notice or claim or entered into any negotiations or agreements with any third parties relating to any material liability or remedial action or potential material liability or potential remedial action relating to environmental matters as a potentially responsible party or otherwise. Accordingly, based upon (i) the absence of any notice of any claim or action, (ii) the limited nature of the activities and interests previously conducted by the Company in connection with its oil and gas interests through its subsidiary Pin Oak Petroleum, Inc. following the Company's emergence from bankruptcy in 1986, and (iii) the assumption by the purchasers of the Company's oil and gas interests of all liabilities relating to such oil and gas interests purchased, including environmental liabilities, and the agreement of such purchasers to indemnify and hold the Company harmless from all such liabilities, the Company does not believe that it has any material liability under the environmental laws as a potentially responsible party.


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

                       OPTION GRANTS IN LAST FISCAL YEAR


                                INDIVIDUAL GRANTS
                            -------------------------
                                              % OF                                     POTENTIAL REALIZABLE
                                              TOTAL                                      VALUE AT ASSUMED
                               NUMBER        GRANTED                                  ANNUAL RATES OF STOCK
                            OF SECURITIES      TO                                       PRICE APPRECIATION
                             UNDERLYING     EMPLOYEES   EXERCISE OR                      FOR OPTION TERM
                               OPTIONS       FISCAL     BASE PRICE     EXPIRATION   --------------------------
           NAME             GRANTED(#)(1)   YEAR (2)      ($/SH)          DATE      5%($)(3)(5)   10%($)(4)(5)
           ----             -------------   ---------   -----------    ----------   -----------   ------------
Samuel Zell...............      5,000          N/A         18.00(5)     5/23/06       28,971         67,924
Bruce A. Esselborn........          0           --            --             --            0              0
Mary Jane Robertson.......          0           --            --             --            0              0
Dan L. Kirby..............          0           --            --             --            0              0
Joe P. Kirby..............          0           --            --             --            0              0


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

                                                        COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 20, 1997

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                      ASSETS
Invested assets and cash:
  Fixed maturities, at fair value (amortized cost: $135,420;
     $233,276)..............................................  $135,895    $235,718
  Equity securities, at fair value (cost: $3,687;
     $27,124)...............................................     4,526      27,753
  Short-term investments, at cost which approximates fair
     value..................................................    19,416      37,865
  Other investments, at fair value..........................     2,695       3,219
  Cash......................................................     2,736       3,001
                                                              --------    --------
                                                               165,268     307,556
Deferred policy acquisition costs...........................    28,523      27,057
Reinsurance receivable......................................     5,642      40,097
Intangible assets, net of amortization......................    14,024      15,715
Excess cost over net assets acquired, net of amortization...    61,932      68,443
Deferred income taxes, net of valuation allowance...........    16,019      29,293
Other assets................................................    21,731      26,607
                                                              --------    --------
          Total assets......................................  $313,139    $514,768
                                                              ========    ========

                                   LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses................  $ 38,874    $126,061
  Unearned premiums.........................................    69,570      76,781
                                                              --------    --------
                                                               108,444     202,842
Long-term debt..............................................    60,000      25,000
Other liabilities...........................................    22,112      29,622
                                                              --------    --------
          Total liabilities.................................   190,556     257,464
                                                              --------    --------
Commitments and contingencies

                               STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares
  authorized;
  none issued and outstanding...............................        --          --
Common stock, par value $.05 per share, 25,000,000 shares
  authorized; 15,804,749 shares issued at December 31, 1996;
  15,408,749 shares issued at December 31, 1995.............       790         770
Additional paid-in capital..................................   118,413     179,276
Retained earnings from August 1, 1986 (date of
  reorganization)...........................................     2,297      75,286
Unrealized gain on securities, net of deferred income
  taxes.....................................................     1,083       1,972
                                                              --------    --------
          Total stockholders' equity........................   122,583     257,304
                                                              --------    --------
                                                              $313,139    $514,768
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


     The USHC Stock Purchase Agreement provides for a contingent payment to certain of the selling shareholders. Such payment shall be in cash or an equivalent amount of Capsure common stock, at the Company's option, in the year 2000, equal to twenty percent of the excess of the after-tax fair market value of Universal Surety at December 31, 1999, over an assumed fifteen percent return, compounded annually, on Capsure's invested capital. The contingent consideration, if any, shall be reported as compensation expense in the period the contingency is resolved and the consideration is payable. If the contingent consideration was determined and payable solely upon results through December 31, 1996, there would be no such payment required.


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

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

     The effect of reinsurance on premiums written and earned was as follows (dollars in thousands):

                                            1996                  1995                  1994
                                     -------------------   -------------------   -------------------
                                     WRITTEN     EARNED    WRITTEN     EARNED    WRITTEN     EARNED
                                     --------   --------   --------   --------   --------   --------
Direct.............................  $107,197   $105,467   $111,305   $113,538   $102,062   $103,871
Assumed............................        72         45         93        247        294        143
Ceded..............................   (12,160)   (13,021)   (13,670)   (15,093)   (11,778)   (11,533)
                                     --------   --------   --------   --------   --------   --------
Net premiums.......................  $ 95,109   $ 92,491   $ 97,728   $ 98,692   $ 90,578   $ 92,481
                                     ========   ========   ========   ========   ========   ========

     The effect of reinsurance on losses and loss adjustment expenses incurred was as follows (dollars in thousands):


                                                 1996       1995       1994
                                                -------    -------    -------
Gross losses and loss adjustment expenses.....  $12,769    $  (815)   $31,566
Reinsurance recoveries........................   (2,715)    (6,636)    (8,222)
                                                -------    -------    -------
Net losses and loss adjustment expenses.......  $10,054    $(7,451)   $23,344
                                                =======    =======    =======


 6. LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the liability for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                               1996        1995        1994
                                                             --------    --------    --------
Gross balance at January 1.................................  $126,061    $149,041    $135,825
Balance at date of acquisition (disposition)...............   (84,823)         --       2,738
Incurred related to:
Current year...............................................    23,685      34,073      46,206
Prior years................................................   (10,579)    (34,559)    (14,522)
                                                             --------    --------    --------
Total incurred.............................................    13,106        (486)     31,684
                                                             --------    --------    --------
Paid related to:
Current year...............................................     3,390       4,150       3,003
Prior years................................................    12,080      18,344      18,203
                                                             --------    --------    --------
Total paid.................................................    15,470      22,494      21,206
                                                             --------    --------    --------
Gross balance at December 31...............................  $ 38,874    $126,061    $149,041
                                                             ========    ========    ========
Balance net of reinsurance at December 31..................  $ 33,378    $ 87,078    $111,164
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


     The Company and its subsidiaries are parties to numerous lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition, results of operations and liquidity.


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

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited results of operations for the past two years. The Company sold United Capitol on May 22, 1996 and the consolidated results of operations shown below include the operating results of United Capitol through the date of disposition, which affects the comparability of the financial information (dollars in thousands, except per share data):

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
1996
  Revenues..........................................  $28,906    $28,828    $26,878    $26,038
                                                      =======    =======    =======    =======
  Income before income taxes........................  $ 8,917    $ 8,062    $   899    $ 3,682
  Income taxes......................................    3,397      3,057        342      1,385
                                                      -------    -------    -------    -------
  Net income........................................  $ 5,520    $ 5,005    $   557    $ 2,297
                                                      =======    =======    =======    =======
  Earnings per common and common equivalent share...  $   .35    $   .31    $   .02    $   .14
                                                      =======    =======    =======    =======
1995
  Revenues..........................................  $29,535    $29,485    $29,431    $29,059
                                                      =======    =======    =======    =======
  Income before income taxes........................  $ 6,968    $ 7,287    $ 7,235    $18,761
  Income taxes......................................    2,731      2,851      2,816     11,323
                                                      -------    -------    -------    -------
  Net income........................................  $ 4,237    $ 4,436    $ 4,419    $ 7,438
                                                      =======    =======    =======    =======
  Earnings per common and common equivalent share...  $   .28    $   .28    $   .29    $   .48
                                                      =======    =======    =======    =======


     As described in Note 6, the Company's incurred losses and loss adjustment expenses were reduced by $29.1 million, net of reinsurance, in the fourth quarter of 1995 as a result of favorable claim settlements and certain changes in estimates relating to insured events of prior years. As described in Note 2, the goodwill associated with the 1990 acquisition of United Capitol was reduced to estimated net realizable value as of December 31, 1995, resulting in a $13.2 million impairment of goodwill in the fourth quarter of 1995.


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

See Notes to Condensed Financial Information and Notes to Consolidated Financial
                                   Statements

                                                                     SCHEDULE II

                             CAPSURE HOLDINGS CORP.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1995       1994
                                                              -------    -------    -------
Revenues:
  Net investment income.....................................  $    --    $    --    $    17
  Net investment gains......................................       --         --        444
  Other income..............................................       --         --         --
                                                              -------    -------    -------
                                                                   --         --        461
Expenses:
  Non-recurring compensation and merger costs...............    7,865         --         --
  Corporate expense.........................................       --         --        355
                                                              -------    -------    -------
                                                                7,865         --        355
                                                              -------    -------    -------
Income (loss) from operations before income taxes and equity
  in net income of subsidiaries.............................   (7,865)        --        106
Income taxes................................................   (2,632)        --         37
                                                              -------    -------    -------
Income (loss) before equity in net income of subsidiaries...   (5,233)        --         69
Equity in net income of subsidiaries, less cash dividends...   18,612     20,530     14,309
                                                              -------    -------    -------
Net income..................................................  $13,379    $20,530    $14,378
                                                              =======    =======    =======

See Notes to Condensed Financial Information and Notes to Consolidated Financial
                                   Statements

                                                                     SCHEDULE II

                             CAPSURE HOLDINGS CORP.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1996         1995        1994
                                                            ---------    --------    --------
OPERATING ACTIVITIES:
  Net income..............................................  $  13,379    $ 20,530    $ 14,378
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Equity in net income of subsidiaries, less cash
          dividends.......................................    (18,612)    (20,530)    (14,309)
       Net investment gains...............................         --          --        (444)
       Non-recurring compensation and merger costs........      7,865          --          --
     Changes in:
       Deferred income taxes, net.........................      5,628      18,341       1,217
       Other assets and liabilities.......................       (279)         --       2,406
                                                            ---------    --------    --------
Net cash provided by operating activities.................      7,981      18,341       3,248
                                                            ---------    --------    --------

INVESTING ACTIVITIES:
  Available-for-sale equity securities purchased..........         --          --        (209)
  Change in short-term investments........................         --          --       5,451
  Change in investments in and advances to subsidiaries...    147,081     (18,448)     (8,981)
                                                            ---------    --------    --------
Net cash provided by (used in) investing activities.......    147,081     (18,448)     (3,739)
                                                            ---------    --------    --------

FINANCING ACTIVITIES:
  Dividends paid..........................................   (156,248)         --          --
  Exercise of warrants and options, net of repricing
     payments.............................................      1,186         107          10
                                                            ---------    --------    --------
Net cash (used in) provided by financing activities.......   (155,062)        107          10
                                                            ---------    --------    --------
Increase (decrease) in cash...............................         --          --        (481)
Cash at beginning of year.................................         --          --         481
                                                            ---------    --------    --------
Cash at end of year.......................................  $      --    $     --    $     --
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

                                                                    SCHEDULE III

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                             PROPERTY AND CASUALTY INSURANCE
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
Deferred policy acquisition costs..........................  $ 28,523    $ 27,057    $ 25,150
                                                             ========    ========    ========
Future policy benefits, losses, claims and loss expenses...  $ 38,874    $126,061    $149,041
                                                             ========    ========    ========
Unearned premiums..........................................  $ 69,570    $ 76,781    $ 76,630
                                                             ========    ========    ========
Other policy claims and benefits payable...................  $     --    $     --    $     --
                                                             ========    ========    ========
Net premium revenue........................................  $ 92,491    $ 98,692    $ 92,481
                                                             ========    ========    ========
Net investment income......................................  $ 14,195    $ 19,773    $ 18,597
                                                             ========    ========    ========
Benefits, claims, losses and settlement expenses...........  $ 10,054    $ (7,451)   $ 23,344
                                                             ========    ========    ========
Amortization of deferred policy acquisition costs..........  $ 37,505    $ 35,759    $ 29,390
                                                             ========    ========    ========
Other operating expenses...................................  $ 25,699    $ 25,553    $ 24,514
                                                             ========    ========    ========
Net premiums written.......................................  $ 95,109    $ 97,728    $ 90,578
                                                             ========    ========    ========

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

                                                                     SCHEDULE VI

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                               1996        1995        1994
                                                             --------    --------    --------
Deferred policy acquisition costs..........................  $ 28,523    $ 27,057    $ 25,150
                                                             ========    ========    ========
Reserves for unpaid claims and claim adjustment expenses...  $ 38,874    $126,061    $149,041
                                                             ========    ========    ========
Discount (if any) deducted.................................  $     --    $     --    $     --
                                                             ========    ========    ========
Unearned premiums..........................................  $ 69,570    $ 76,781    $ 76,630
                                                             ========    ========    ========
Net earned premiums........................................  $ 92,491    $ 98,692    $ 92,481
                                                             ========    ========    ========
Net investment income......................................  $ 14,195    $ 19,773    $ 18,597
                                                             ========    ========    ========
Net claims and claim adjustment expenses incurred related
  to:
  Current year.............................................  $ 16,909    $ 21,631    $ 31,688
                                                             ========    ========    ========
  Prior years..............................................  $ (6,855)   $(29,082)   $ (8,344)
                                                             ========    ========    ========
Amortization of deferred policy acquisition costs..........  $ 37,505    $ 35,759    $ 29,390
                                                             ========    ========    ========
Net paid claims and claim adjustment expenses..............  $ 11,039    $ 16,636    $ 16,719
                                                             ========    ========    ========
Net premiums written.......................................  $ 95,109    $ 97,728    $ 90,578
                                                             ========    ========    ========

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