Form 10-Q
period 1997-06-30
CAPSURE HOLDINGS CORP
filed 1997-08-07
CIK 73313

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          __________________________


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

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

    15,850,245 shares of Common Stock, $.05 par value as of July 31, 1997.

                   CAPSURE HOLDINGS CORP. AND SUBSIDIARIES



                                    INDEX



                                                                            Page
                                                                            ----
Part I.  Financial Information (Unaudited):

         Item 1. Condensed Consolidated Financial Statements:

                 Consolidated Balance Sheets at June 30, 1997 and
                 December 31, 1996........................................... 3

                 Consolidated Statements of Income for the Periods Ended
                 June 30, 1997 and 1996...................................... 4

                 Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 1997 and 1996................................ 5

                 Notes to Consolidated Financial Statements at June 30, 1997. 6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................... 8

Part II. Other Information:

         Item 1. Legal Proceedings...........................................14

         Item 2. Changes in the Rights of the Company's Security Holders.....14

         Item 3. Defaults Upon Senior Securities.............................14

         Item 4. Submission of Matters to a Vote of Security Holders.........14

         Item 5. Other Information...........................................14

         Item 6. Exhibits and Reports on Form 8-K............................14

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                                                       June 30,  December 31,
                                                                                         1997        1996
                                                                                       --------  ------------
                             ASSETS
Invested assets and cash:
   Fixed maturities, at fair value (amortized cost: $133,794; $135,420) .....          $133,968      $135,895
   Equity securities, at fair value (cost: $3,687) ..........................                --         4,526
   Short-term investments, at cost which approximates fair value ............            28,219        19,416
   Other investments, at fair value .........................................             2,442         2,695
   Cash .....................................................................             2,951         2,736
                                                                                       --------      --------
                                                                                        167,580       165,268

Deferred policy acquisition costs ...........................................            31,201        28,523
Reinsurance receivable ......................................................             8,073         5,642
Intangible assets, net of amortization ......................................            13,469        14,024
Excess cost over net assets acquired, net of amortization ...................            61,080        61,932
Deferred income taxes, net of valuation allowance ...........................            11,832        16,019
Other assets ................................................................            24,408        21,731
                                                                                       --------      --------
        Total assets ........................................................          $317,643      $313,139
                                                                                       ========      ========

                         LIABILITIES
Reserves:
   Unpaid losses and loss adjustment expenses ...............................          $ 39,301      $ 38,874
   Unearned premiums ........................................................            74,931        69,570
                                                                                       --------      --------
                                                                                        114,232       108,444

Long-term debt ..............................................................            54,000        60,000
Other liabilities ...........................................................            19,904        22,112
                                                                                       --------      --------
        Total liabilities ...................................................           188,136       190,556
                                                                                       --------      --------

Commitments and contingencies

                     STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 5,000,000 shares authorized;
   none issued and outstanding ..............................................                --            --
Common stock, par value $.05 per share, 25,000,000 shares authorized;
   15,850,245 shares issued at June 30, 1997;
   15,804,749 shares issued at December 31, 1996 ............................               793           790
Additional paid-in capital ..................................................           118,580       118,413
Retained earnings ...........................................................             9,847         2,297
Unrealized gain on securities, net of deferred income taxes .................               287         1,083
                                                                                       --------      --------
        Total stockholders' equity ..........................................           129,507       122,583
                                                                                       --------      --------
                                                                                       $317,643      $313,139
                                                                                       ========      ========




  The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                  Three Months Ended    Six Months Ended
                                                       June 30,             June 30,
                                                  ------------------   -----------------
                                                    1997       1996      1997      1996
                                                  -------    -------   -------   -------
Revenues:
  Net earned premiums ..........................  $22,962    $23,184   $45,258   $46,533
  Net investment income ........................    2,798      4,512     5,924     9,546
  Net investment gains .........................      549      1,132       636     1,655
                                                  -------    -------   -------   -------
                                                   26,309     28,828    51,818    57,734
                                                  -------    -------   -------   -------
Expenses:
  Net losses and loss adjustment expenses ......    1,931      2,801     3,159     6,197
  Net commissions, brokerage and
      other underwriting .......................   15,909     15,699    31,286    30,455
  Interest expense .............................      995        127     1,998       633
  Write-off of unamortized deferred loan fees ..       --        700        --       700
  Amortization of goodwill and intangibles .....      698        705     1,396     1,418
  Other expenses, net ..........................      632        734     1,300     1,352
                                                  -------    -------   -------   -------
                                                   20,165     20,766    39,139    40,755
                                                  -------    -------   -------   -------

Income before income taxes .....................    6,144      8,062    12,679    16,979
Income taxes ...................................    2,407      3,057     5,129     6,454
                                                  -------    -------   -------   -------
Net income .....................................  $ 3,737    $ 5,005   $ 7,550   $10,525
                                                  =======    =======   =======   =======

Weighted average shares outstanding:
  Primary ......................................   16,600     15,955    16,594    15,931
                                                  =======    =======   =======   =======
  Fully diluted ................................   16,613     15,968    16,613    15,968
                                                  =======    =======   =======   =======

Earnings per share:
  Primary ......................................  $   .22    $   .31   $   .45   $   .66
                                                  =======    =======   =======   =======
  Fully diluted ................................  $   .22    $   .31   $   .45   $   .66
                                                  =======    =======   =======   =======










  The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                       -------------------
                                                                                         1997       1996
                                                                                       -------    --------
OPERATING ACTIVITIES:
  Net income ......................................................................    $ 7,550    $ 10,525
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .................................................      2,207       2,341
    Accretion of bond discount, net ...............................................        (75)       (317)
    Net investment gains ..........................................................       (636)     (1,655)
  Changes in:
    Reserve for unpaid losses and loss adjustment expenses ........................        427         707
    Reserve for unearned premiums .................................................      5,361       7,091
    Deferred income taxes, net ....................................................      4,519       5,896
    Other assets and liabilities ..................................................     (9,126)     (8,198)
                                                                                       -------    --------
Net cash provided by operating activities .........................................     10,227      16,390
                                                                                       -------    --------
INVESTING ACTIVITIES:
  Securities available-for-sale:
    Purchases - fixed maturities ..................................................    (13,317)    (51,725)
    Sales - fixed maturities ......................................................         --      59,463
    Maturities - fixed maturities .................................................     15,029      27,507
    Purchases - equity securities .................................................         --       (190)
    Sales - equity securities .....................................................      4,314      19,813
  Change in short-term investments ................................................     (8,803)    (74,702)
  Net proceeds from the sale of UCHC ..............................................         --      28,024
  Change in other investments .....................................................        253         475
  Capital expenditures, net .......................................................     (1,606)     (1,280)
                                                                                       -------    --------
Net cash (used in) provided by investing activities ...............................     (4,130)      7,385
                                                                                       -------    --------
FINANCING ACTIVITIES:
  Principal payments on long-term debt ............................................     (6,000)    (25,000)
  Exercise of stock options .......................................................        118           5
                                                                                       -------    --------
Net cash used in financing activities .............................................     (5,882)    (24,995)
                                                                                       -------    --------

Increase (decrease) in cash .......................................................        215      (1,220)
Cash at beginning of period .......................................................      2,736       3,001
                                                                                       -------    --------
Cash at end of period .............................................................    $ 2,951    $  1,781
                                                                                       =======    ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest ......................................................................    $ 2,017    $    646
    Income taxes, net of refunds ..................................................    $   378    $    765



  The accompanying notes are an integral part of these financial statements.

                    CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


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

2. INVESTMENTS

   The cost and estimated fair value of investments at June 30, 1997 were as follows (dollars in thousands):

                                                        Amortized     Gross       Gross     Estimated
                                                          Cost      Unrealized  Unrealized    Fair
                                                         or Cost      Gains       Losses      Value
                                                        ---------   ----------  ----------  ---------
Available-For-Sale Securities
-----------------------------
Fixed maturities:
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies:
  U.S. Treasury notes ...............................   $  7,014        $ 45      $ (17)     $  7,042
  Collateralized mortgage obligations ...............     34,546         206       (241)       34,511
  Mortgage pass-through securities ..................     37,379         383        (66)       37,696
Obligations of states and political subdivisions ....      2,276           4        (17)        2,263
Non-agency collateralized mortgage obligations            19,733          75        (55)       19,753
Asset-backed securities:
  Second mortgages/home equity loans ................     26,136         121       (123)       26,134
  Other underlying assets ...........................      6,710          23       (164)        6,569
                                                        --------        ----      ------     --------
    Total available-for-sale securities .............   $133,794        $857      $(683)     $133,968
                                                        ========        ====      ======     ========

3. REINSURANCE

   The effect of reinsurance on premiums written and earned for the six months ended June 30, 1997 and 1996 was as follows (dollars in thousands):

                                     1997              1996
                               ----------------  ----------------
                               Written  Earned   Written  Earned
                               -------  -------  -------  -------
   Direct ................     $52,502  $49,203  $60,776  $55,422
   Assumed ...............          --       --       82       31
   Ceded .................      (2,136)  (3,945)  (9,863)  (8,920)
                               -------  -------  -------  -------
   Net premiums ..........     $50,366  $45,258  $50,995  $46,533
                               =======  =======  =======  =======


   The effect of reinsurance on losses and loss adjustment expenses incurred for the six months ended June 30, 1997 and 1996 was as follows (dollars in thousands):


                                                   1997    1996
                                                 -------  -------
   Gross losses and loss adjustment expenses ..  $ 6,128  $ 9,184
   Reinsurance recoveries .....................   (2,969)  (2,987)
                                                 -------  -------
   Net losses and loss adjustment expenses ....  $ 3,159  $ 6,197
                                                 =======  =======

                   CAPSURE HOLDINGS CORP. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                                JUNE 30, 1997


GENERAL
     The following is a discussion and analysis of the operating results, financial condition, liquidity, and capital resources of Capsure Holdings Corp. and subsidiaries ("Capsure" or the "Company") for the periods ended June 30, 1997 compared to the corresponding periods in 1996.

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

     On July 14, 1997, Capsure and CNAF executed an amendment to the definitive Reorganization Agreement to form CNA Surety. The amendment includes, among other items, (i) the payment of a cash dividend to the stockholders of Capsure,
(ii) a post closing exchange ratio adjustment mechanism, and (iii) changes to the terms of one of the reinsurance agreements to be entered into by the insurance subsidiaries of CNAF and CNA Surety.

     Shortly after the closing date, CNA Surety will pay an estimated $10.6 million cash dividend ($0.64 per share based upon the 15,850,245 Capsure shares outstanding as of June 30, 1997 and assuming all vested options are exercised by the record date) to the stockholders of Capsure as of the closing date, based on an estimated late September closing date. The dividend has a $58,600 per diem component that will cause the actual dividend to be paid to increase/decrease in the event the closing date is later/earlier than estimated.

     The exchange ratio will be adjusted on March 31, 1998 if the 1997 net written premiums of Capsure or of CNAF's surety businesses deviate from specified levels. Adjustments to the exchange ratio, if any, will be effected through the surrender or issuance of shares by or to CNAF. In the event CNAF is to surrender stock, such stock will be surrendered to CNA Surety and in the event CNA Surety stock is to be issued to CNAF, CNA Surety will issue such stock to CNAF. The range of CNAF's ownership percentage after any such adjustment is from 53.87% to 63.53%, assuming CNAF neither acquires nor disposes of any of its CNA Surety shares and the number of outstanding shares of CNA Surety remains unchanged between the closing and March 31, 1998.

     The continued strong underwriting results in CNA's surety operations are reflected in an expanded loss ratio guarantee agreed upon in the amendment. The agreement allows CNA Surety to participate in these results through lower loss ratio guarantees and broader account coverage.

     The Company has obtained antitrust clearance from the Federal Trade Commission, and all insurance regulatory filings are at various stages of the review process. The Company has filed a preliminary merger proxy statement/prospectus with the Securities and Exchange Commission on a confidential basis. The agreement and the transactions contemplated thereby are subject to several conditions, including ratification by the affirmative vote of Capsure stockholders and approval by insurance regulatory authorities.

     The completion of the merger pursuant to the Reorganization Agreement will cause an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and significantly limits the future utilization of Capsure's net operating tax loss carryforwards ("NOLs"). If the Reorganization Agreement and transactions contemplated thereby are approved by the Capsure stockholders at a special meeting to be held to vote on the transaction, they also will be asked to approve an amendment to the Company's Certificate of Incorporation to delete a provision designed to facilitate the Company's ability to preserve and utilize its NOLs.

RESULTS OF OPERATIONS
     The components of net income for each period are summarized as follows (dollars in thousands):


                                                  Three Months Ended    Six Months Ended
                                                       June 30,             June 30,
                                                  ------------------   -----------------
                                                    1997       1996      1997      1996
                                                  -------    -------   -------   -------
Underwriting income ..........................     $5,122     $4,684   $10,813   $ 9,881
Net investment income ........................      2,798      4,512     5,924     9,546
Net investment gains .........................        549      1,132       636     1,655
Interest expense .............................       (995)      (127)   (1,998)     (633)
Write-off of unamortized deferred loan fees ..         --       (700)       --      (700)
Amortization of goodwill and intangibles .....       (698)      (705)   (1,396)   (1,418)
Other expenses, net ..........................       (632)      (734)   (1,300)   (1,352)
                                                  -------    -------   -------   -------
Income before income taxes ...................      6,144      8,062    12,679    16,979
Income taxes .................................      2,407      3,057     5,129     6,454
                                                  -------    -------   -------   -------
     Net income ..............................     $3,737     $5,005   $ 7,550   $10,525
                                                  =======    =======   =======   =======

INSURANCE UNDERWRITING
     Underwriting results for the three months ended June 30, 1997 and 1996 are summarized in the following table (dollars in thousands):


                                   Surety and Fidelity     Excess and Surplus Lines        Consolidated
                                   -------------------     ------------------------      ----------------
                                    1997        1996         1997             1996         1997    1996
                                   -------     -------     --------          ------      -------  -------
Gross written premiums .......     $25,765     $24,201     $     --          $3,545      $25,765  $27,746
                                   =======     =======     ========          ======      =======  =======

Net written premiums .........     $24,718     $22,790     $     --          $1,334      $24,718  $24,124
                                   =======     =======     ========          ======      =======  =======

Net earned premiums ..........     $22,962     $21,926     $     --          $1,258      $22,962  $23,184
                                   -------     -------     --------          ------      -------  -------
Net losses and loss adjustment       1,931       1,622           --           1,179        1,931    2,801
Underwriting expenses ........      15,909      15,484           --             215       15,909   15,699
                                   -------     -------     --------          ------      -------  -------
Total losses and expenses ....      17,840      17,106           --           1,394       17,840   18,500
                                   -------     -------     --------          ------      -------  -------
Underwriting income ..........     $ 5,122     $ 4,820     $     --          $ (136)     $ 5,122  $ 4,684
                                   =======     =======     ========          ======      =======  =======

Loss ratio ...................         8.4%        7.4%          --            93.7%         8.4%    12.1%
Expense ratio ................        69.3        70.6           --            17.3         69.3     67.7
                                   -------     -------     --------          ------      -------  -------
Combined ratio ...............        77.7%       78.0%          --           111.0%        77.7%    79.8%
                                   =======     =======     ========          ======      =======  =======


     Surety and fidelity represents the combined results and are the principal lines of business of Western Surety and Universal Surety. Excess and surplus lines represented the results of United Capitol through May 22, 1996. United Capitol's principal lines of business were other liability, product liability and commercial property primarily written on an excess and surplus lines basis.

     Gross written premiums decreased 7.1%, or $1.9 million, for the three months ended June 30, 1997. Surety and fidelity gross written premiums increased 6.5%, or $1.6 million, due to a 6.3% increase in Western Surety's core miscellaneous surety bond business, and continued strong growth in the contract surety and insurance agents' and brokers' errors and omissions ("E&O") businesses. United Capitol contributed $3.5 million in gross written premiums in the second quarter of 1996.

     Net earned premiums decreased 1.0%, or $0.2 million, for the three months ended June 30, 1997. Surety and fidelity net earned premiums increased 4.7%, or $1.1 million, in 1997 compared to 1996, primarily due to increased contract surety premium volume. United Capitol contributed $1.3 million in net earned premiums in the second quarter of 1996.

     Underwriting income for the three months ended June 30, 1997 increased 9.4%, or $0.4 million, as compared to the prior year quarter despite reduced net earned premiums. At the surety and fidelity operations, underwriting income increased 6.3%, or $0.3 million. The consolidated combined ratio decreased to 77.7% in 1997 from 79.8% in 1996. The consolidated loss ratio decreased to 8.4% in 1997 from 12.1% in 1996. The surety and fidelity loss ratio increased to 8.4% in 1997 from 7.4% in 1996. The surety and fidelity loss and combined ratios for the second quarter of 1997 included $0.9 million in favorable loss reserve development compared to $1.1 million for the second quarter of 1996.

     The consolidated expense ratio increased to 69.3% in 1997, compared to 67.7% in 1996. The surety and fidelity expense ratio decreased to 69.3% in 1997 from 70.6% in 1996. The consolidated expense ratio in 1996 was favorably affected by the recognition of contingent commission income and ceding commission income at United Capitol.

     Underwriting results for the six months ended June 30, 1997 and 1996 are summarized in the following table (dollars in thousands):

                                Surety and Fidelity     Excess and Surplus Lines      Consolidated
                                -------------------     ------------------------    -----------------
                                  1997       1996         1997            1996        1997     1996
                                -------     -------     --------         -------    -------   -------
Gross written premiums .......  $52,502     $49,795     $     --         $11,063    $52,502   $60,858
                                =======     =======     ========         =======    =======   =======

Net written premiums .........  $50,366     $47,168     $     --         $ 3,827    $50,366   $50,995
                                =======     =======     ========         =======    =======   =======

Net earned premiums ..........  $45,258     $43,303     $     --         $ 3,230    $45,258   $46,533
                                -------     -------     --------         -------    -------   -------
Net losses and loss adjustment    3,159       4,587                        1,610      3,159     6,197
Underwriting expenses ........   31,286      30,322           --             133     31,286    30,455
                                -------     -------     --------         -------    -------   -------
Total losses and expenses ....   34,445      34,909           --           1,743     34,445    36,652
                                -------     -------     --------         -------    -------   -------
Underwriting income ..........  $10,813     $ 8,394     $     --         $ 1,487    $10,813   $ 9,881
                                =======     =======     ========         =======    =======   =======

Loss ratio ...................      7.0%       10.6%          --            49.8%       7.0%     13.3%
Expense ratio ................     69.1        70.0           --             4.2       69.1      65.5
                                -------     -------     --------         -------    -------   -------
Combined ratio ...............     76.1%       80.6%          --            54.0%      76.1%     78.8%
                                =======     =======     ========         =======    =======   =======


     The following discussion highlights significant variances for the six months ended June 30, 1997 as compared to the corresponding period in 1996. Unless otherwise provided, explanations are consistent with those described in the preceding quarterly discussion.

     Gross written premiums decreased 13.7%, or $8.4 million, for the six months ended June 30, 1997. Surety and fidelity gross written premiums increased 5.4%, or $2.7 million, due to a 5.3% increase in Western Surety's core miscellaneous surety bond business, largely due to public official bonds, and continued strong growth in the contract surety and insurance agents' and brokers' E&O businesses. Public official bond premiums were $0.6 million higher than in 1996, as expected, since writings for this product typically increase every other year following the November elections. Net earned premiums decreased 2.7%, or $1.3 million, for the six months ended June 30, 1997, reflecting a decrease of $3.2 million at United Capitol, partially offset by an increase of $1.9 million in surety and fidelity operations. Underwriting income for the six months ended June 30, 1997 increased 9.4%, or $0.9 million. The consolidated loss ratio decreased to 7.0% in the first half of 1997 from 13.3% in the comparable period in 1996. The consolidated expense ratio increased to 69.1% for the six months ended June 30, 1997 from 65.5% in the comparable period in 1996. The surety and fidelity loss ratio decreased to 7.0% in 1997 from 10.6% in 1996. The surety and fidelity loss and combined ratios for the first half of 1997 included $3.0 million in favorable loss reserve development compared to $1.5 million for the first half of 1996.

INVESTMENT INCOME
     Net investment income for the three months ended June 30, 1997 and 1996 was $2.8 million and $4.5 million, respectively, reflecting a net decrease in invested assets as a result of the sale of United Capitol. The average pretax yields of the portfolio for the three months ended June 30, 1997 and 1996 were 6.8% for both periods. Net investment income for the six months ended June 30, 1997 and 1996 was $5.9 million and $9.5 million, respectively. The average pretax yields of the portfolio for the six months ended June 30, 1997 and 1996 were 7.2% and 6.9%, respectively.

     Capsure's insurance companies invest funds provided by operations predominantly in high-quality, short-duration, taxable fixed income securities. The preservation of capital and utilization of the Company's available net operating tax loss carryforwards ("NOLs") have been Capsure's principal investment objectives.

ANALYSIS OF OTHER OPERATIONS
     Net investment gains were $0.5 million and $1.1 million for the three months ended June 30, 1997 and 1996, respectively, of which $0.5 million and $0.3 million, respectively, were recognized at the insurance operations. Net investment gains were $0.6 million and $1.7 million for the six months ended June 30, 1997 and 1996, respectively, of which $0.6 million and $0.9 million, respectively, were recognized at the insurance operations.

     Amortization expense was $0.7 million for the three months ended June 30, 1997 and 1996. Amortization expense in the second quarter of both years included $0.3 million of amortization of intangible assets and $0.4 million of amortization of excess cost over net assets acquired related to the acquisitions of Western Surety and Universal Surety. Excess cost over net assets acquired is amortized substantially over 40 years. Other intangible assets are amortized principally over 20 years. Amortization expense was $1.4 million for the six months ended June 30, 1997 and 1996.

     Interest expense was $1.0 million and $0.1 million for the three months ended June 30, 1997 and 1996, respectively. The Company's average debt outstanding for the three months ended June 30, 1997 was approximately $55.0 million compared to $3.4 million in 1996. The weighted average interest rates on outstanding balances were 6.7% and 6.2% for the three months ended June 30,
1997 and 1996, respectively.   Interest expense was $2.0 million and $0.6
million for the six months ended June 30, 1997 and 1996, respectively. The Company's average debt outstanding for the six months ended June 30, 1997 was approximately $57.2 million compared to $11.7 million in 1996. The weighted average interest rates on outstanding balances were 6.6% and 6.3% for the six months ended June 30, 1997 and 1996, respectively. In connection with the amendment of the Credit Facility (as herein defined) during the second quarter of 1996, the Company incurred a $0.7 million write-off of unamortized deferred loan fees.

INCOME TAXES
     Income taxes were $2.4 million and $3.1 million for the three months ended June 30, 1997 and 1996, respectively. Income taxes were $5.1 million and $6.5 million for the six months ended June 30, 1997 and 1996, respectively. The effective income tax rates for the six months ended June 30, 1997 and 1996 were 40.5% and 38.0%, respectively. The Company's income tax expense does not approximate actual taxes paid, primarily due to the utilization of the Company's NOLs. Actual taxes paid were $0.4 million and $0.8 million for the six months ended June 30, 1997 and 1996, respectively.

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

     The Company's consolidated net cash flow provided by operating activities was $10.2 million and $16.4 million for the six months ended June 30, 1997 and 1996, respectively. Consolidated operating cash flow (pretax income excluding the write-off of deferred loan fees, net investment gains (losses) and amortization of goodwill and intangibles) for the six months ended June 30, 1997, was $13.4 million as compared to $17.4 million in 1996.

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

     Principal and interest payments required under the Credit Facility are funded principally by dividend and income tax sharing payments received from Capsure's insurance subsidiaries. Capsure received $6.3 million and $10.2 million in dividends from its surety and fidelity insurance subsidiaries for the six months ended June 30, 1997 and 1996, respectively. Capsure received tax sharing payments from its subsidiaries of $5.5 million and $12.2 million in the six months ended June 30, 1997 and 1996, respectively, of which $5.5 million and $5.4 million were from its surety and fidelity subsidiaries.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders   -   None.

ITEM 5.  Other Information   -   None.

ITEM 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:
              27. Financial Data Schedule.

         (b)  Reports on Form 8-K:
              None.




________________________________________

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





                                   CAPSURE HOLDINGS CORP.
                                   (Registrant)




                                   /s/ Mary Jane Robertson
                                   ---------------------------------
                                   Mary Jane Robertson
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)




                                   /s/ John S. Heneghan
                                   ---------------------------------
                                   John S. Heneghan
                                   Vice President and Controller
                                   (Principal Accounting Officer)







Date:     August 7,  1997
      ----------------------